Form 10KSB
period 1995-12-31
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 1996-03-11
CIK 353282

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995

                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-10260


               SHELTER PROPERTIES III LIMITED PARTNERSHIP
              (Name of small business issuer in its charter)

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

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $5,037,740

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. $7,656,396

                       DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Prospectus of Registrant dated September 2, 1981 (included in Registration Statement, No. 2-72567, of Registrant) are incorporated by reference into Parts I and III.

                                     PART I

Item 1. Description of Business

      Shelter Properties III Limited Partnership (the "Registrant" or the "Partnership") is engaged in the business of acquiring, operating and holding real properties for investment. The Registrant acquired five existing apartment properties and subsequently sold one property in June 1986.

      Commencing September 2, 1981, the Registrant offered through E. F. Hutton & Company Inc. ("Hutton") up to 54,800 Units of Limited Partnership Interest (the "Units") at $500 per Unit with a minimum purchase of 10 Units ($5,000) or 3 Units ($1,500) for an Individual Retirement Account. An additional 200 Units were purchased by the Corporate General Partner. Limited partners are not required to make any additional capital contributions.

      The Units were registered under the Securities Act of 1933 pursuant to Registration Statement No. 2-72567 (the "Registration Statement"). Reference is made to the Prospectus of Registrant dated September 2, 1981, (the "Prospectus") contained in said Registration Statement, which is incorporated herein by reference thereto.

      The offering terminated on March 22, 1982. Upon termination of the offering, the Registrant had accepted subscriptions for 55,000 Units, including 200 Units purchased by the Corporate General Partner, for an aggregate of $27,500,000. The Registrant invested approximately $21,000,000 of such proceeds in five existing apartment properties and thereby completed its acquisition program at approximately the expenditure level estimated in the Prospectus. Funds not expended because they are held as reserves have been invested by the Registrant, in accordance with the policy described in the Prospectus, in U.S. Government securities or other highly liquid, short-term investments where there is appropriate safety of principal.

      During June 1986, the Partnership sold River Parkway Apartments in Atlanta, Georgia. The remaining four properties continue to be held by the Partnership.

      A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in Item 6 of this Form 10-KSB.

      The Registrant has no employees. Management and administrative services are performed by Shelter Realty III Corporation, the Corporate General Partner, and by Insignia Management Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"), the ultimate parent company of the Corporate General Partner. Pursuant to a management agreement between them, Insignia Management Group, L.P. provides property management services to the Registrant.

      The real estate business in which the Partnership is engaged is highly competitive and the Partnership is not a significant factor in this industry. The Registrant's properties are subject to competition from similar properties in the vicinity in which the properties are located. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.

Item 2. Description of Properties:

      The following table sets forth the Registrant's investments in properties:

                                  Date of
       Property                   Purchase     Type of Ownership        Use
 Essex Park Apartments            10/29/81  Fee ownership subject     Apartment
  Columbia, South Carolina                  to first and second       324 units
                                            mortgages

 Colony House Apartments          10/31/81  Fee ownership subject     Apartment
  Murfreesboro, Tennessee                   to first and second       194 units
                                            mortgages

 North River Village Apartments   04/21/82  Fee ownership subject     Apartment
  Atlanta, Georgia                          to first and second       133 units
                                            mortgages

 Willowick Apartments             06/30/82  Fee ownership subject     Apartment
  Greenville, South Carolina                to first and second       180 units
                                            mortgages


Schedule of Properties:

                                     Gross
                                   Carrying    Accumulated                      Federal
 Property                            Value     Depreciation    Rate   Method   Tax Basis
 Essex Park Apartments           $ 9,474,809   $ 4,714,082     5-36    S/L    $1,793,090
 Colony House Apartments           5,531,010     2,799,318     5-36    S/L       877,639
 North River Village Apartments    5,547,931     2,688,638     5-32    S/L     1,273,887
 Willowick Apartments              4,349,031     2,166,014     5-32    S/L       895,807

       Totals                    $24,902,781   $12,368,052                    $4,840,423

      See Note A of the financial statements included in Item 7 for a descrip-tion of the partnership's depreciation policy.


Schedule of Mortgages:

                           Principal                                      Principal
                           Balance At    Stated                            Balance
                          December 31,  Interest    Period     Maturity     Due At
 Property                     1995        Rate     Amortized     Date      Maturity
 Essex Park Apartments
  1st mortgage             $3,295,601    7.60        (1)       11/15/02   $2,552,499
  2nd mortgage                108,986    7.60        none      11/15/02      108,986
 Colony House Apartments
  1st mortgage              2,457,057    7.60        (1)       11/15/02    1,902,970
  2nd mortgage                 81,256    7.60        none      11/15/02       81,256
 North River Village
  1st mortgage              1,693,154    7.83        (2)       10/15/03    1,488,602
  2nd mortgage                 53,550    7.83        none      10/15/03       53,550
 Willowick Apartments
  1st mortgage              1,287,019    7.60        (1)       11/15/02      996,746
  2nd mortgage                 42,562    7.60        none      11/15/02       42,562

                            9,019,185
 Less unamortized
 present value discounts     (428,360)

       Total               $8,590,825

(1) The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.
(2) The principal balance is being amortized over 344 months with a balloon payment due October 15, 2003.


       Average annual rental rate per unit and occupancy for 1995 and 1994 for each property:

                               Average Annual           Average Annual
                                 Rental Rates             Occupancy
 Property                     1995         1994         1995     1994

 Essex Park                  $5,571       $5,299         94%      91%
 Colony House                 6,535        5,908         96%      96%
 North River Village          7,734        7,188         92%      93%
 Willowick                    5,126        4,845         98%      95%


       The Corporate General Partner attributes the increase in occupancy at Essex Park and Willowick to the improved appearances of the properties resulting from renovations in 1994 and 1995. The average annual rental rates at Colony House and North River Village have increased due to periodic rental rate increases.

       As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

       Real estate taxes and rates in 1995 for each property were:

                                                  1995          1995
                                                Billing         Rate
            Essex Park                           $94,423       2.63%
            Colony House                          93,081       5.43%
            North River Village                   64,447       4.03%
            Willowick                             57,445       3.03%


Item 3. Legal Proceedings

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

    The Corporate General Partner and the Individual General Partner own 200 Limited Partnership Units ("Units") and four Units, respectively. On May 27, 1995, an affiliate of the Corporate General Partner (the "Affiliated Purchaser") acquired 12,616 Units at a price of $125.00 per Unit pursuant to a tender offer (the "Affiliate Offer") described below. The Corporate General Partner, the Individual General Partner, and the Affiliated Purchaser are, therefore, entitled to participate in cash distributions made by the Partnership to its Unit holders. The Partnership made a cash distribution of $5.40 per Unit in February, 1995. The Corporate General Partner presently expects that the Partnership will seek to make further cash distributions in the future.

    The Corporate General Partner is entitled to certain cash distributions in respect of its general partner interest, and in February 1995 the Corporate General Partner received a cash distribution in respect of such interest of $3,000.

    As a result of the Affiliated Purchaser's acquisition of 22.94% of the outstanding Units, the Affiliated Purchaser, an affiliate of the Corporate General Partner and Insignia, may be in a position to significantly influence any vote of the Unit holders. The Partnership has paid Insignia Management Group, L.P. ("IMG"), an affiliate of the Corporate General Partner, property management fees equal to 5% of the Partnership's apartment revenues for property management services in each of the two years in the period ended December 31, 1995, pursuant to property management agreements. Property management fees paid to IMG amounted to $229,932 and $248,101, respectively, for the years ended December 31, 1994 and 1995. Insignia and its affiliates do not receive any fees from the Partnership for the asset management or partnership administration services they provide, although Insignia and its affiliates are reimbursed by the Partnership for the expenses they incur in connection with providing those services. The Partnership Agreement also provides for reimbursement to the Corporate General Partner and its affiliates for costs incurred in connection with administration of the Partnership's activities. Pursuant to these provi-sions and in addition to the property management fees referred to above, the Partnership paid the Corporate General Partner and its affiliates (including the reimbursements to Insignia and its affiliates in connection with asset manage-ment and partnership administration services) an aggregate of $95,568 and $110,729, respectively, for the years ended December 31, 1994 and 1995. In addition, at various times during the past two fiscal years an affiliate of Insignia has held preferred stock issued by an unaffiliated company that provides insurance brokerage services to the Partnership.

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

    On April 27, 1995, the Affiliated Purchaser commenced the Affiliate Offer for up to 30% of the Units at a price of $125.00 per Unit. The Affiliate Offer expired on May 26, 1995. On May 27, 1995, an affiliate of the Corporate General Partner, the Affiliated Purchaser, acquired 12,616 Units at a price of $125.00 per Unit pursuant to the Affiliate Offer. During the Affiliate Offer, Carl C. Icahn and certain of his associates contacted Insignia about pursuing a variety of possible transactions on a joint venture basis. During those discussions, representatives of Insignia advised Mr. Icahn and his representatives that Insignia did not wish to discourage or prevent any transaction which would produce additional value for Unit holders. During those conversations, Mr. Icahn and his representatives expressed a desire to make an equity investment in the Affiliated Purchaser with a view to sharing in the economic benefits, if any, to be derived by the Affiliated Purchaser from the Affiliate Offer. The representatives of Insignia declined to agree to such an arrangement.

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

    On the afternoon of Thursday, May 25, 1995, the Corporate General Partner received a second letter from High River stating that High River had initiated a tender offer for up to 40% of the outstanding Units at a price of $181.50 per Unit. High River also issued a press release announcing the High River Offer and that High River was commencing similar tender offers for units of limited partnership interest in five other partnerships in which other Insignia affili-ates are the corporate general partners. Upon receiving the letter from High River, Insignia issued its own press release announcing the terms of the six High River offers.

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

    On Friday, May 26, 1995, the United States District Court for the District of Delaware denied High River's motion for a temporary restraining order to postpone the closing of the Affiliate Offer. On May 26, 1995, Insignia issued a press release announcing the Court's decision. High River subsequently volun-tarily withdrew the High River Complaint without prejudice.

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

    On Friday June 2, the High River Offer to Purchase and the related Assign-ment of Partnership Interests were mailed to Unit holders. On Monday, June 5, the Corporate General Partner delivered a letter to High River which requested that High River cure certain alleged critical omissions, misstatements, and deficiencies in the High River Offer by June 7, 1995. On June 7, the Corporate General Partner received a letter from Mr. Icahn stating that High River does not agree with the positions taken in the Corporate General Partner's June 5 letter.

    On June 8, 1995, the Corporate General Partner commenced an action against High River and Carl C. Icahn in the United States District Court for the District of South Carolina. The complaint alleged that the High River Offer misled Unit holders and violated federal securities laws. The Partnership sought relief from High River's and Mr. Icahn's actions in the form of an injunction against the High River Offer, a judgment declaring that the untrue statements in and omissions from the High River Offer constitute violations of the federal securities laws, and an order requiring High River to make appropri-ate disclosures to correct all of the false and misleading statements in and omissions from the High River Offer.

    The Partnership and the Corporate General Partner recommended that the Unit holders reject the High River Offer and not tender their Units pursuant to the High River Offer. The Partnership and the Corporate General Partner stated that they may reconsider their recommendation if High River makes additional disclo-sures to the Unit holders as the Corporate General Partner requested. For further information, see the Partnership's Solicitation/Recommendation Statement on Schedule 14D-9 which was filed with the Securities and Exchange Commission on June 9, 1995.

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

    The Complaint applies to the Affiliate Offer and to five other tender offers being made by affiliates of Insignia for units of limited partnership interests in other limited partnerships in which other affiliates of Insignia serve as general partners. The Complaint names as defendants the Affiliated Purchaser and each of the Insignia affiliates, including the five other tender offerors; the Corporate General Partner and five other Insignia-affiliated general partners; and four individuals who are officers and/or directors of Insignia, the Corporate General Partner and/or the Affiliated Purchaser. The Complaint contains allegations that, among other things, the defendants have intentionally mismanaged the Partnership and the five other Partnerships (collectively the "Partnerships") and acted contrary to the limited partners' best interests in order to prolong the lives of the Partnerships and thus continue the revenues derived by Insignia from the Partnerships while at the same time reducing the demand for the Partnerships' units in the limited resale market for the units by artificially depressing the trading prices for the units, in order to create a favorable environment for the Affiliate Offer and the five other tender offers. In the Complaint the plaintiffs also allege that in the Affiliate Offer and the five other tender offers, the Affiliated Purchaser will acquire effective voting control over the Partnerships at highly inadequate prices, and that the offers to purchase and related tender offer documents contain numerous false and misleading statements and omissions of material facts. The alleged misstate-ments and omissions concern, among other things, the advantages to Unit holders of tendering Units pursuant to the Affiliate Offer; the true value of the Units; the true financial condition of the Partnerships; the factors affecting the likelihood that properties owned by the Partnerships will be sold or liquidated in the near future; the liquidity and value of the Units; the limited secondary market for Units; and the true nature of the market for underlying assets.

    On Friday, June 16, plaintiffs filed an amended complaint which contained allegations that, among other things, the defendants engaged in a plan by which they misappropriated the Partnerships' assets and fraudulently induced limited partners to sell units to the defendants at highly inadequate prices by causing the Partnerships to take actions that artificially depressed the prices avail-able for units and by knowingly disseminating false and misleading statements and omissions of material facts. The plaintiffs alleged that the defendants breached fiduciary duties and violated federal securities law by closing the Affiliate Offer and the five other tender offers made by affiliates of Insignia for units in the other Partnerships with the knowledge that the limited partners were not aware of the High River Offer. The plaintiffs further alleged that the defendants, since the close of the Affiliate Offer, had caused the Partnerships to enter into several wasteful transactions that had no business purpose or benefit to the Partnerships solely in order to entrench themselves in their positions of control over the Partnerships, with the effect of impeding and possibly preventing nonaffiliated entities from making tender offers that offer higher value to unit holders than defendants paid.

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

    On Saturday, June 17, the Affiliated Purchaser and Insignia entered into an agreement with Carl C. Icahn and High River (the "Agreement") and the Corporate General Partner, among others, entered into a letter agreement with High River (together with the Agreement, the "Agreements"). The Agreements provide generally that Insignia would not, and will not cause or permit its affiliates to, actively oppose the High River Offer, but rather would take a neutral stance with respect to the High River Offer, except in the case of a competing third party bid made prior to the expiration of the High River Offer or the occurrence of any event materially adversely affecting High River Offer. The High River Offer would proceed in accordance with its terms, as amended, and the Corporate General Partner would cooperate to facilitate the admission of High River as a substitute limited partner with respect to any Units High River purchases pursuant to the High River Offer in accordance with the terms of the Partnership Agreement and applicable law. The Agreements limit High River's ability to amend or extend the High River Offer. Apart from purchases made by High River pursuant to the High River Offer, neither High River nor Insignia nor any of their respective affiliates would purchase any additional Units pursuant to a tender offer and can only purchase additional Units from time to time under certain conditions specified in the Agreements. High River would vote on certain matters concerning the Partnership as directed by Insignia. In addi-tion, High River and its affiliates are prohibited from soliciting proxies with respect to the Partnership or otherwise making proposals concerning the Partner-ship directly to other Unit holders. High River and Insignia have certain buy-sell rights with respect to the other's Units which may be exercised 18 months after the effective date of the Agreements and annually thereafter and at earlier or later dates under other circumstances specified in the Agreements, including the proposal of certain transactions otherwise protected by the Agreements. The party selling Units pursuant to the buy-sell transaction must sell or cause to be sold to the other party all Units beneficially owned by the first party and its affiliates.

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

   On September 27, 1995, the parties to the purported class action and deriva-tive suit described above, filed a stipulation to settle the matter. The principal terms of the stipulation requires supplemental payments to tendering limited partners aggregating approximately $6 million; waiver by the Corporate General Partner and five other Insignia affiliated general partners of any right to certain proceeds from a sale or refinancing of the Partnership's properties; some restrictions on Insignia's ability to vote the limited partner interest it acquired; payment of $1.25 million for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants. Court approval of the stipulation is required before it may be distributed to the class members for review. If a certain number of class members opt out, the settlement may be cancelled and no assurance can be given that this matter will be settled on the terms set forth above or otherwise.


Item 4.  Submission of Matters to a Vote of Security Holders

   During the fourth quarter of 1995, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.


                                    PART II


Item 5.  Market for the Partnership's Common Equity and Related Partner Matters

   As of December 31, 1995, there was minimal trading of the Units in the secondary market establishing a high and low value of $155.42 and $155.00, respectively, per unit as quoted in the January 1996 Stanger Report. There are 2,138 holders of record owning an aggregate of 55,000 Units. As disclosed in "Item 3. Legal Proceedings," an affiliate of the Corporate General Partner purchased 12,616 Units at $125.00 per Unit. In addition, High River Limited Partnership purchased 5,398 at $181.50 per Unit. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future. Cash distributions of $300,000 were declared and paid in the year ended December 31, 1995. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded an amount equal to $1,000 per apartment unit for Colony House, Essex Park, and Willowick and $400.00 per apartment unit for North River Village.


Item 6.  Management's Discussion and Analysis or Plan of Operation

   This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

   The Partnership's net loss as shown in the financial statements for the year ended December 31, 1995, was $87,566 versus a net income of $102,738 for 1994 (See Note E of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable losses). The change from net income to loss is primarily attributable to increased general and administrative expenses and increased maintenance expenses. General and administrative expenses increased as a result of increased legal costs associated with the lawsuits disclosed in "Item 3. Legal Proceedings," as well as increased administrative expenses in connection with the tender offers. Maintenance expenses increased due to major renovations to both North River Village and Colony House properties to maintain
the properties' occupancy levels.   Colony House completed siding and exterior
painting projects during 1995 and North River Village completed interior and exterior painting. Essex Park incurred extensive costs as a result of parking lot repairs during 1995.

   Management relies on the annual appraisals performed by outside appraisers to assess the impairment of investment properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the ap-praiser, coupled with his objective judgement, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by Management. For the year ended December 31, 1995, no adjustments for the impairment of value were recorded.

   As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

   At December 31, 1995, the Partnership had unrestricted cash of $601,235 compared to $1,246,919 at December 31, 1994. Net cash provided by operating activities decreased primarily as a result of the increase in net loss as previously discussed. Increases in escrows for taxes and insurance contributed to the decrease in net cash provided by operations. Net cash used in investing activities increased as a result of an increase in cash invested in short-term investments in 1995 as compared to 1994. Property improvements also increased during 1995. Net cash used in financing activities increased due to the distributions paid in 1995 as no distributions were made in 1994.

   The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of $8,590,825, net of discount, is amortized over varying periods as previously disclosed in "Item 2. Description of Properties." In addition, the mortgage notes require balloon payments ranging from November 15, 2002, to October 15, 2003, at which time the individual properties will either be sold or refinanced. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Cash distributions of $300,000 were paid during the year ended December 31, 1995. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.


Item 7.  Financial Statements


SHELTER PROPERTIES III LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS


      Report of Independent Auditors

      Consolidated Balance Sheet - December 31, 1995

      Consolidated Statements of Operations - Years ended December 31, 1995 and 1994

      Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1995 and 1994

      Consolidated Statements of Cash Flows - Years ended December 31, 1995 and 1994

      Notes to Consolidated Financial Statements


                Report of Ernst & Young LLP, Independent Auditors


The Partners
Shelter Properties III Limited Partnership


We have audited the accompanying consolidated balance sheet of Shelter Proper-ties III Limited Partnership as of December 31, 1995, and the related consoli-dated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties III Limited Partnership as of December 31, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted account-ing principles.



                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 12, 1996



                   SHELTER PROPERTIES III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1995




 Assets
   Cash:
         Unrestricted                                              $   601,235
         Restricted--tenant security deposits                          142,586
   Investments (Note B)                                                692,677
   Accounts receivable                                                  30,401

   Escrow for taxes                                                    181,828
   Restricted escrows                                                  842,625
   Other assets                                                        297,539
   Investment properties: (Notes C and F)
         Land                                      $  1,281,294
         Buildings and related personal property     23,621,487
                                                     24,902,781
         Less accumulated depreciation              (12,368,052)    12,534,729


                                                                   $15,323,620

 Liabilities and Partners' Capital (Deficit)
 Liabilities
   Accounts payable                                                $   270,627
   Tenant security deposits                                            141,000
   Accrued taxes                                                        53,997
   Other liabilities                                                   457,784
   Mortgage notes payable (Note C)                                   8,590,825

 Partners' Capital (Deficit)
   General partners                                $    (76,961)
   Limited partners (55,000 units
         issued and outstanding)                      5,886,348      5,809,387

                                                                   $15,323,620


           See Accompanying Notes to Consolidated Financial Statements

                   SHELTER PROPERTIES III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                     Years Ended December 31,
                                                       1995            1994
 Revenues:
    Rental income                                    $4,716,828    $4,358,187
    Other income                                        320,912       296,913
      Total revenues                                  5,037,740     4,655,100

 Expenses:
    Operating                                         1,474,926     1,489,927
    General and administrative                          367,679       165,061
    Property management fees                            248,101       229,932
    Maintenance                                       1,088,534       742,015
    Depreciation                                        858,268       790,125
    Interest                                            788,681       800,420
    Property taxes                                      299,117       313,588
      Total expenses                                  5,125,306     4,531,068

 Loss on disposal of property                                --       (21,294)

    Net (loss) income (Note E)                       $  (87,566)   $  102,738

 Net (loss) income allocated to
    general partners (1%)                            $     (876)   $    1,027
 Net (loss) income allocated to
    limited partners (99%)                              (86,690)      101,711

                                                     $  (87,566)   $  102,738

 Net (loss) income per limited
    partnership unit                                 $    (1.58)   $     1.85


           See Accompanying Notes to Consolidated Financial Statements

                   SHELTER PROPERTIES III LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)



                                     Limited
                                   Partnership    General       Limited
                                       Units      Partners      Partners         Total
 Original capital contributions      55,000       $  2,000    $27,500,000    $27,502,000

 Partners' (deficit) capital at
    December 31, 1993                55,000       $(74,112)   $ 6,168,327    $ 6,094,215

 Net income for the year ended
    December 31, 1994                    --          1,027        101,711        102,738

 Partners' (deficit) capital at
    December 31, 1994                55,000        (73,085)     6,270,038      6,196,953

 Distributions paid
    to partners                          --         (3,000)      (297,000)      (300,000)

 Net loss for the year ended
    December 31, 1995                    --           (876)       (86,690)       (87,566)

 Partners' (deficit) capital at
    December 31, 1995                55,000       $(76,961)   $ 5,886,348    $ 5,809,387



           See Accompanying Notes to Consolidated Financial Statements


                   SHELTER PROPERTIES III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                             Years Ended December 31,
                                                              1995             1994
 Cash flows from operating activities:
    Net (loss) income                                    $   (87,566)     $   102,738
    Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
       Depreciation                                          858,268          790,125
       Amortization of discounts and loan costs               91,300           89,189
       Loss on disposal of property                               --           21,294
       Change in accounts:
        Restricted cash                                        2,554          (17,748)
        Accounts receivable                                   (5,826)          97,794
        Escrows for taxes and insurance                      (76,658)         212,130
        Accounts payable                                     173,919           11,251
        Tenant security deposit liabilities                   (6,630)          20,238
        Accrued taxes                                         (8,701)        (146,981)
        Other liabilities                                    110,173           (4,315)

          Net cash provided by operating activities        1,050,833        1,175,715

 Cash flows from investing activities:
    Property improvements and replacements                  (715,877)        (534,797)
    Cash invested in short-term investments               (2,887,048)              --
    Cash received from matured investments                 2,194,371               --
    Deposits to restricted escrows                          (100,568)        (229,686)
    Receipts from restricted escrows                         301,878          486,674

          Net cash used in investing activities           (1,207,244)        (277,809)

 Cash flows from financing activities:
    Payments on mortgage notes payable                      (189,273)        (175,422)
    Loan costs                                                    --          (10,358)
    Partners' distributions                                 (300,000)              --

          Net cash used in financing activities             (489,273)        (185,780)

 Net (decrease) increase in cash                            (645,684)         712,126

 Cash at beginning of year                                 1,246,919          534,793
 Cash at end of year                                     $   601,235      $ 1,246,919
 Supplemental disclosure of cash flow information:

    Cash paid for interest                               $   697,381      $   711,230

           See Accompanying Notes to Consolidated Financial Statements

                   SHELTER PROPERTIES III LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements

                                December 31, 1995

Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties III Limited Partnership (the "Partnership ) was organized as a limited partnership under the laws of the State of South Carolina pursuant to a Certificate and Agreement of Limited Partnership filed May 15, 1981. The general partner responsible for management of the Partner-ship's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr., is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an indirect subsidiary of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia. The partnership agreement terminates December 31, 2021. The Partnership commenced operations on October 29, 1981, and completed its acquisi-tion of apartment properties on June 30, 1982. The Partnership operates four apartment properties located in the South.

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its one 99.99% owned partnership. All significant interpartnership balances have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement. The partnership agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves. In the following notes to financial state-ments, whenever net cash from operations is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying statements of cash flows captioned net cash provided by operating activities to net cash (used by) from operations, as defined in the partnership agreement. However, "net cash (used by) from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                       1995            1994

 Net cash provided by operating activities         $1,050,833      $1,175,715
     Property improvements and replacements          (715,877)       (534,797)
     Payments on mortgage notes payable              (189,273)       (175,422)
     Changes in reserves for net operating
         liabilities                                 (188,831)       (172,369)
     Changes in restricted escrows, net               201,310         256,988
     Additional operating reserves                   (161,000)       (255,000)

         Net cash (used by) from operations        $   (2,838)     $  295,115

Note A - Organization and Significant Accounting Policies (continued)

The Corporate General Partner believes it to be in the best interest of the Partnership to reserve an additional $161,000 at December 31, 1995, to fund continuing capital improvements of its investment properties. Distributions made from reserves no longer considered necessary by the general partners are considered to be additional net cash from operations for allocation purposes. During the year ended December 31, 1995, the Corporate General Partner made a distribution of $300,000 from cash from operations.

The partnership agreement provides that 99% of distributions of net cash from operations are allocated to the limited partners until they receive net cash from operations for such fiscal year equal to 7% of their adjusted capital values (as defined in the partnership agreement), at which point the general partners will be allocated all net cash from operations until they have received distributions equal to 10% of the aggregate net cash from operations distributed to partners for such fiscal year. Thereafter, the general partners will be allocated 10% of any distributions of remaining net cash from operations for such fiscal year.

All distributions of distributable net proceeds (as defined in the partnership agreement) from property dispositions and refinancings will be allocated to the limited partners until each limited partner has received an amount equal to a cumulative 7% per annum of the average of the limited partners' adjusted capital value, less any prior distributions of net cash from operations and distribut-able net proceeds, and has also received an amount equal to the limited part-ners' adjusted capital value. Thereafter, the general partners receive 1% of the selling prices of properties sold where they acted as a broker, and then the limited partners will be allocated 85% of any remaining distributions of distributable net proceeds and the general partners will receive 15%.

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Accounts until the Reserve Accounts are fully funded.

Undistributed Net Proceeds from Refinancing: At December 31, 1993, the Partner-ship had $232,000 of undistributed net proceeds from refinancings and sale proceeds. No proceeds were received during 1995 and 1994. As a result, $232,000 of net proceeds from refinancings remain undistributed at December 31, 1995. In addition, undistributed net proceeds of $184,500 are payable to the general partners once certain levels of return are received by the limited partners. (See Note D).

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement.

For any fiscal year, to the extent that profits, not including gains from property dispositions, do not exceed distributions of net cash from operations, such profits are allocated in the same manner as such distributions. In any fiscal year in which profits, not including gains from property disposition, exceed distributions of net cash from operations, such excess is treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and is allocated together with, and in the same manner as, that portion of gain described in the second sentence of the following paragraph.

Note A - Organization and Significant Accounting Policies (continued)

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allo-cated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith and the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership.

All losses, including losses attributable to property dispositions, are allo-cated 99% to the limited partners and 1% to the general partners. Accordingly, net (loss) gain as shown in the statements of operations and changes in part-ners' capital for 1995 and 1994 were allocated 99% to the limited partners and 1% to the general partners. Net (loss) gain per limited partnership unit for 1995 and 1994 was computed as 99% of net (loss) gain divided by 55,000 weighted average units outstanding.

Other Reserves: The general partners may designate a portion of cash generated from operations as other reserves in determining net cash from operations.
The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The decrease in other reserves during 1995 was $188,831 and the decrease in 1994 was $172,369, which amounts were determined by considering changes in the balances of restricted cash, accounts receivable, escrows for taxes, accounts payable, tenant security deposit liabilities, and accrued taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances. During 1995 and 1994, the Corporate General Partner reserved an additional $161,000 and $255,000, respectively, for capital improvements.

Restricted Escrows:

    Capital Improvement Account - At the time of the 1992 refinancing of Colony House Apartments, Essex Park Apartments and Willowick Apartments mortgage notes payable, $841,515 of the refinancing proceeds were designated for a "capital improvement escrow" for certain capital improvements. At December 31, 1995, there was no balance remaining in the account. At the time of the refinancing of North River Village Apartments in 1993, $545,558 of the refinancing proceeds were designated for a "capital improvement escrow" for certain capital improve-ments. At December 31, 1995, the balance remaining in the escrow for this property was $13,484. Upon completion of the scheduled property improvements, any excess funds will be returned for property operations.

        Reserve Account - In addition to the Capital Improvement Account, a general Reserve Account was established with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. In connection with the 1992 refinancing, the Partnership is required to deposit net operating income (as defined in the mortgage note) from Colony House Apartments, Essex Park Apartments and Willowick Apartments to the respective reserve account until they equal $1,000 per apartment unit or $698,000 in total. The balance at December 31, 1995, for these three properties is $709,707, including interest earned on these funds.
In connection with the 1993 refinancing of North River Village, a reserve account was established and fully funded at $400 per apartment unit or $53,200 in total. The balance at December 31, 1995, was $55,686, including interest earned on these funds.

Escrows for Taxes: Currently, these funds are held by the Partnership. All escrow funds are designated for the payment of real estate taxes.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 7 years.

Present Value Discounts: Periodically, the Partnership incurs debt at below market rates for similar debt. Present value discounts are recorded on the basis of prevailing market rates and are amortized on an interest method over the life of the related debt.

Loan Costs: Loan costs are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Cash: The Partnership considers only unrestricted cash to be cash. Certifi-cates of deposit are considered to be investments. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investments: Securities held-to-maturity and available-for-sale: The Corporate General partner determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Partnership has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Interest on securities classified as held-to-maturity is included in investment income.

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Presently, all of the Partner-ship's investments are classified as held-to-maturity. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Restricted Cash -Tenant Security Deposits: The Partnership requires security deposits from all lessees for the duration of the lease and all such deposits are considered to be restricted cash. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Investment Properties: Investment properties consist of four apartment com-plexes and are stated at cost. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the independent appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experi-ence of the appraiser, coupled with his objective judgement, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. For the year ended December 31, 1995, no adjustments for impairment of value were recorded.

During the fourth quarter of 1995, the Partnership adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Note A - Organization and Significant Accounting Policies (continued)

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instru-ments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and investments approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Reclassifications: Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


Note B - Investments

Investments, stated at cost, consist of the following at December 31, 1995:

                                   Interest     Face                 Maturity
                                     Rate      Amount       Cost       Date

 First Union Bank
     Certificate of Deposit         5.10%     $226,837    $225,877   01/26/96
 First Union Bank
     Certificate of Deposit         5.25%      100,896     100,456   01/17/96
 Ford Motor Credit Corporation
     Commercial Paper               5.51%      370,000     365,042   03/14/96

                                              $697,733     691,375
 Accrued Interest                                            1,302
                                                          $692,677

The Partnership's investments are classified as held-to-maturity. The Corporate General Partner believes the market value of the investments is approximately the same as the cost.

Note C    Mortgage Notes Payable

The principal terms of mortgage notes payables are as follows:


                           Principal     Monthly                           Principal
                           Balance At    Payment    Stated                  Balance
                          December 31,  Including  Interest    Maturity     Due At
 Property                     1995      Interest     Rate        Date      Maturity
 Essex Park Apartments
  1st mortgage            $ 3,295,601   $27,812     7.60%      11/15/02   $2,552,499
  2nd mortgage                108,986       690     7.60       11/15/02      108,986
 Colony House Apartments
  1st mortgage              2,457,057    20,736     7.60       11/15/02    1,902,970
  2nd mortgage                 81,256       515     7.60       11/15/02       81,256
 North River Village
  1st mortgage              1,693,154    12,654     7.83       10/15/03    1,488,602
  2nd mortgage                 53,550       349     7.83       10/15/03       53,550
 Willowick Apartments
  1st mortgage              1,287,019    10,862     7.60       11/15/02      996,746
  2nd mortgage                 42,562       270     7.60       11/15/02       42,562
                            9,019,185   $73,888
 Less unamortized
 present value discounts     (428,360)


   Total                  $ 8,590,825

The estimated fair values of the Partnership's aggregate debt is approximately $9,019,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

The Partnership exercised interest rate buy-down options when the debt was refinanced, reducing the stated rate from 8.76% to 7.60% and 8.13% to 7.83% in 1992 and 1993, respectively. The fee for the interest rate reduction amounted to $575,120 and is being amortized as a loan discount on the interest method over the life of the loans. The discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rates of the debt to 8.76% and 8.13%, respectively.

The mortgage notes payable are non-recourse and are secured by pledge of all of the Partnership's apartment properties and by pledge of revenues from the apartment properties. All of the notes require prepayment penalties if repaid prior to maturity.

Note C - Mortgage Notes Payable (continued)

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1995, are as follows:

               1996                            $  204,215
               1997                               220,337
               1998                               237,732
               1999                               256,500
               2000                               276,750
         Thereafter                             7,823,651
                                               $9,019,185


Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The partnership agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with Insignia Financial Group, Inc. and affiliates in 1995 and 1994 are as follows:


                                                       1995         1994

         Property management fees                    $248,101     $229,932
         Reimbursement for services of affiliates     110,729       95,568
         Due to General Partner                       184,500      184,500
         Due from General Partner                      10,000       10,000


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Corporate General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.


Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

Note E - Income Taxes (continued)

The following is a reconciliation of reported net (loss) income and Federal taxable loss:

                                            1995               1994
 Net (loss) income as reported           $ (87,566)         $ 102,738
 Add (deduct):
         Amortization of present
          value discounts                   (7,211)            (8,465)
    Depreciation differences              (594,705)          (624,785)
    Change in prepaid rental                28,073              2,164
    Loss on disposal of property                --             23,083
    Other                                    2,803                 12
    Accrued legal expense                   55,553                 --

 Federal taxable loss                    $(603,053)         $(505,253)

 Federal taxable loss per
    limited partnership unit             $  (10.85)         $   (9.09)



The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


       Net assets as reported                             $  5,809,387
         Land and buildings                                  3,082,395
         Accumulated depreciation                          (10,776,700)
         Syndication fees                                    3,246,434
         Other                                                 315,513
                Net assets - tax basis                    $  1,677,029

Note F - Real Estate and Accumulated Depreciation


                                                 Initial Cost
                                                To Partnership

                                                        Buildings        Cost
                                                       and Related   Capitalized
                                                         Personal     Subsequent
Description                 Encumbrances      Land       Property    Acquisition
Essex Park Apartments
 Columbia, South Carolina    $3,404,587   $  472,741   $ 7,406,270    $1,595,798

Colony House Apartments
 Murfreesboro, Tennessee      2,538,313      183,671     4,408,114       939,225

North River Village Apts.
 Atlanta, Georgia             1,746,704      335,959     4,084,551     1,127,421

Willowick Apartments
 Greenville, South Carolina   1,329,581      288,923     3,563,385       496,723

     Totals                  $9,019,185   $1,281,294   $19,462,320    $4,159,167


                          Gross Amount At Which Carried
                                At December 31, 1995

                                            Buildings
                                            And Related
                                            Personal                       Accumulated       Date of      Date     Depreciable
   Description                   Land       Property        Total          Depreciation   Construction  Acquired    Life-Years
Essex Park Apartments
 Columbia, South Carolina     $  472,741    $ 9,002,068   $ 9,474,809       $ 4,714,082        1973     10/29/81      5-36

Colony House Apartments
 Murfreesboro, Tennessee         183,671      5,347,339     5,531,010         2,799,318     1970-1972   10/30/81      5-36

North River Village
 Atlanta, Georgia                335,959      5,211,972     5,547,931         2,688,638         1969    04/21/82      5-32

Willowick Apartments
 Greenville, South Carolina      288,923      4,060,108     4,349,031         2,166,014        1974     06/30/82      5-32

 Totals                       $1,281,294    $23,621,487   $24,902,781       $12,368,052



Note F - Real Estate and Accumulated Depreciation (continued)

Reconciliation of  Real Estate and Accumulated Depreciation :


                                              Years Ended December 31,
                                                1995            1994

Investment Properties

Balance at beginning of year                $24,257,304     $23,885,172
    Property improvements                       715,877         534,797
    Disposals of property                       (70,400)       (162,665)

Balance at End of Year                      $24,902,781     $24,257,304

Accumulated Depreciation

Balance at beginning of year                $11,577,270     $10,926,728
     Additions charged to expense               858,268         790,125
     Disposals of property                      (67,486)       (139,583)

Balance at End of Year                      $12,368,052     $11,577,270



The aggregate cost of the real estate for Federal income tax purposes at December 31, 1995 and 1994 are $27,985,176 and $27,269,303, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994 are $23,144,753 and $21,691,779, respectively.


Note G - Contingencies

Tender Offer Litigation: The Corporate General Partner owns 200 Limited Partnership Units ("Units"). In April 1995, six entities ("Affiliated Purchaser") affiliated with the Partnership commenced tender offers for limited partner interests in six limited partnerships, including the Partnership (collectively, the "Shelter Properties Partnerships"). On May 27, 1995, the Affiliated Purchaser acquired 12,616 units of the Partnership pursuant to the tender offer. On or about May 12, 1995, in the United States District Court for the District of South Carolina, certain limited partners of the Shelter Properties Partnerships commenced a lawsuit, on behalf of themselves, on behalf of a putative class of plaintiffs, and derivatively on behalf of the partnerships, challenging the actions taken by defendants (including Insignia, the acquiring entities and certain officers of Insignia) in the management of the Shelter Properties Partnerships and in connection with the tender offers and certain other matters.

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the partnerships all in violation of the federal securities laws.

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchaser; waiver by the Shelter Properties Partnership's general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants. The Partnership has accrued approximately $56,000 as its allocated share of the $1.25 million. Provisional Court approval of the stipulation is required before it will be distributed to the class members for review. If a certain number of class members opt out, the settlement may be cancelled. No assurance can be given that this matter will be settled on the terms set forth above or otherwise.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.


                                   PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

     The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:


Individual General Partner - N. Barton Tuck, Jr., age 57, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.


Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty III Corporation are set forth below. There are no family relationships between or among any officers or directors.

      Name                      Age           Position

William H. Jarrard, Jr.         49            President

Ronald Uretta                   40            Vice President and Treasurer

John K. Lines                   36            Vice President and Secretary

Kelley M. Buechler              38            Assistant Secretary


      Mr. Jarrard, who had previously served as Vice President, became President in August 1994. In June 1994, Mr. Lines became Secretary and Ms. Buechler, who had previously held the position, became Assistant Secretary.

      William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard was employed by U.S. Shelter in a similar capacity for eleven years prior to his joining Insignia.

      Ronald Uretta has been Insignia's Chief Financial Officer, Secretary, and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group. From May 1988 until September 1990, Mr. Uretta was a self-employed financial consultant. From January 1978 until January 1988, Mr. Uretta was employed by Veltri Raynor & Company, independent certified public accountants.

        John K. Lines, Esq. has been Insignia's General Counsel since June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

      Kelley M. Buechler is Assistant Secretary of Insignia. She is Assistant Secretary of AmReal Corporation. Ms. Buechler served in similar capacities with U.S. Shelter for seven years prior to her joining Insignia. Ms. Buechler is a graduate of the University of North Carolina.


Item 10.  Executive Compensation

      Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

      Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1995.

                                           Number

 Entity                                  of Units           Percentage

 SP III Acquisition, LLC                  12,616               22.94%
 High River Limited Partnership            5,398                9.81%

     No director or officer of the Corporate General Partner owns any Units.
The Corporate General Partner owns 200 Units as required by the terms of the partnership agreement governing the Partnership. The Individual General Partner owns 4 limited partnership units.


Item 12.  Certain Relationships and Related Transactions

     The Individual General Partner and the Corporate General Partner received, collectively, $3,000 as their prorata share of the distribution made during the first quarter of 1995. No cash distributions were made during the remainder of the year ended December 31, 1995. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading PROFITS AND LOSSES AND CASH DISTRIBUTIONS.

     The Registrant has a property management agreement with Insignia Management Group, L.P. pursuant to which Insignia Management Group, L.P. has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel and payment of operating expenses. Insignia Management Group, L.P. receives a property management fee equal to 5% of apartment revenues. During the fiscal year ended December 31, 1995, Insignia Management Group, L.P. received $248,101 in property management fees.

     For a more detailed description of the management fee that Insignia Management Group, L.P. is entitled to receive, see the material contained in the Prospectus under the heading CONFLICTS OF INTEREST - Property Management Services.


Item 13.  Exhibits and Reports on Form 8-K


(a)   Exhibits:

      Exhibit 27, Financial Data Schedule, is filed as part of this report.

(b)   Reports on Form 8-K filed in the fourth quarter of fiscal year 1995:

      None.




                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     SHELTER PROPERTIES III LIMITED PARTNERSHIP

                     By:    Shelter Realty III Corporation
                            Corporate General Partner



                     By:    /s/William H. Jarrard, Jr.
                            William H. Jarrard, Jr.
                            President and Director


                     Date:  March 11, 1996



   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.






/s/William H. Jarrard, Jr.                     Date:  March 11, 1996
William H. Jarrard, Jr.
President and Director






/s/Ronald Uretta                               Date:  March 11, 1996
Ronald Uretta
(Principal Financial Officer
and Principal Accounting Officer



                                  EXHIBIT INDEX

Exhibit

3  See Exhibit 4(a)

4  (a)   Amended and Restated Certificate and Agreement of Limited Partnership
         [included as Exhibit A to the Prospectus of Registrant dated September 2, 1981 contained in Amendment No. 1 to Registration Statement No. 2-72567, of Registrant filed September 2, 1981 (the "Prospectus") and incorporated herein by reference].

   (b) Subscription Agreements and Signature Pages [Filed with Amendment No. 1 of Registration Statement No. 2-72567, of Registrant and incorporated herein by reference].

   (c) Real Estate Note and Deed to Secure Debt and Security Agreement between Pacific Mutual Life Insurance Company and Shelter Properties III to acquire North River Village Apartments.*

   (d) Modification Agreement between Citibank, N.A. and Southern Associates Limited Partnership and a Title to Real Estate between Southern Associates Limited Partnership and Shelter Properties III to acquire Essex Park Apartments.*

         *Filed as Exhibit 4(c) and 4(d), respectively, to Form 10-K of Registrant for year ended December 31, 1987 and incorporated herein by reference.

10(i)    Contract related to acquisition of properties.

   (a) Purchase Agreement dated July 1, 1981 and First Addendum to Purchase Agreement dated August 4, 1981 between Colony House of Murfreesboro and
         U. S. Shelter Corporation to purchase Colony House Apartments.**

   (b) Purchase Agreement dated July 31, 1981, between Southern Associated Limited Partnership and U. S. Shelter Corporation to purchase Essex Park Apartments.**

         **Filed as Exhibits 12(a) and 12(b), respectively, to Amendment No. 1 of Registration Statement, No. 2-72567, of Registrant filed September 2, 1981 and incorporated herein by reference.

   (c) Purchase Agreement dated December 3, 1981 between Plantation Company of Georgia and Shelter Properties III to purchase River Parkway Apartments. [Filed with form 8-K of Registrant dated November 30, 1981 and incorporated herein by reference.]

   (d) Purchase Agreement dated April 15, 1982 between North River Village Joint Venture (a partnership) and U.S. Shelter Corporation to purchase North River Village Apartments. [Filed with Form 8-K of Registrant dated April 21, 1982 and incorporated herein by reference.]

   (e) Purchase Agreement dated May 14, 1982 between Lincoln Willowick Greenville Associates and U.S. Shelter Corporation to purchase Willowick Apartments. [Filed with Form 8-K of Registrant dated May 14, 1982 and incorporated herein by reference.]

   (f)   Contract dated June 12, 1986, between Shelter Properties III and Thomas
         J. Gochberg, William T. Bozarth and Michael J. Weinburger, as Trustees of Security Capital Real Estate Fund to sell River Parkway Apartments. [Filed as Exhibit 10(f) to Form 10-K of Registrant for year ended December 31, 1987 and incorporated herein by reference.]

  (ii) Form of Management Agreement with U.S. Shelter Corporation subsequently assigned to Shelter Management Group, L.P. (now known as Insignia Management Group, L.P.) [filed with Amendment No. 1 to Registration Statement, No. 2-72567 of Registrant and incorporated herein by reference].

  (iii)  Contracts related to refinancing of debt:

   (a) First Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties III Limited Partnership and Wesley D. Turner (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Colony House, Essex Park and Willowick. ***

   (b) Second Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties III Limited Partnership and Wesley D. Turner (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Colony House, Essex Park and Willowick. ***

   (c) First Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties III Limited Partnership and Wesley D. Turner (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Colony House, Essex Park and Willowick. ***

   (d) Second Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties III Limited Partnership and Wesley D. Turner (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Colony House, Essex Park and Willowick. ***

   (e) First Deeds of Trust Notes dated October 28, 1992 between Shelter Properties III Limited Partnership and Wesley D. Turner (Trustee) and First Commonwealth Realty Credit Corporation, relating to the following properties: Colony House, Essex Park and Willowick. ***

   (f) Second Deeds of Trust Notes dated October 28, 1992 between Shelter Properties III Limited Partnership and Wesley D. Turner (Trustee) and First Commonwealth Realty Credit Corporation, relating to the following properties: Colony House, Essex Park and Willowick. ***

         ***Filed as Exhibits 10(iii)(a) through (f), respectively, to Form 10KSB of Registrant for year ended December 31, 1992 and incorporated herein by reference.

   (g) First Deed to Secure Debt and Security Agreement dated September 30, 1993 between North River Village III Limited Partnership and Lexington Mortgage Company, a Virginia corporation receiving North River Village.
         ****

   (h) Second Deed to Secure Debt and Security Agreement dated September 30, 1993 between North River Village III Limited Partnership and Lexington Mortgage Company, a Virginia corporation receiving North River Village.
         ****

   (i) First Assignment of Leases and Rents dated September 30, 1993 between North River Village III Limited Partnership and Lexington Mortgage Company, a Virginia corporation receiving North River Village. ****

   (j) Second Assignment of Leases and Rents dated September 30, 1993 between North River Village III Limited Partnership and Lexington Mortgage Company, a Virginia corporation receiving North River Village. ****

   (k) First Real Estate Note dated September 30, 1993 between North River Village III Limited Partnership and Lexington Mortgage Company, a Virginia corporation, relating to North River Village. ****

   (l) Second Real Estate Note dated September 30, 1993 between North River Village III Limited Partnership and Lexington Mortgage Company, a Virginia corporation, relating to North River Village. ****

         ****Filed as Exhibit 10 (iii) (a) through (f) of Form 10QSB for quarter ended September 30, 1993, and incorporated herein by reference.

22 Subsidiaries of the Registrant

27 Financial Data Schedule

99 (a) Prospectus of Registrant dated September 2, 1981 [included in Registration Statement No. 2-72567, of Registrant] and incorporated herein by reference.

   (b) Agreement of Limited Partnership for North River Village III Limited Partnership between Shelter III GP Limited Partnership and Shelter Properties III Limited Partnership entered into April 30, 1992. [Filed as Exhibit 28(b) to Form 10KSB of Registrant for year ended December 31, 1992 and incorporated herein by reference.]