Form 10QSB
period 1996-03-31
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 1996-05-03
CIK 353282

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


                  For the quarterly period ended March 31, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                 March 31, 1996

 Assets
    Cash:
       Unrestricted                                            $ 1,303,322
       Restricted--tenant security deposits                        138,120
    Accounts receivable                                             22,510
    Escrow for taxes                                               122,035
    Restricted escrows                                             846,276
    Other assets                                                   287,289
    Investment properties:
      Land                                      $ 1,281,294
      Buildings and related personal property    23,752,355
                                                 25,033,649
       Less accumulated depreciation            (12,587,655)    12,445,994

                                                               $15,165,546


 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                           $    56,408
    Tenant security deposits                                       136,518
    Accrued taxes                                                   81,533
    Other liabilities                                              391,321
    Mortgage notes payable                                       8,555,058

 Partners' Capital (Deficit)
    General partners                            $   (75,608)
    Limited partners (55,000 units
       issued and outstanding)                    6,020,316      5,944,708

                                                               $15,165,546

           See Accompanying Notes to Consolidated Financial Statements

b)                 SHELTER PROPERTIES III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       1996           1995
 Revenues:
     Rental income                                  $1,202,342    $1,156,824
     Other income                                       86,305        97,321
       Total revenues                                1,288,647     1,254,145

 Expenses:
     Operating                                         368,002       355,451
     General and administrative                         55,999        47,991
     Property management fees                           63,402        61,938
     Maintenance                                       165,468       199,285
     Depreciation                                      222,776       203,489
     Interest                                          196,146       198,461
     Property taxes                                     81,533        66,628
       Total expenses                                1,153,326     1,133,243

     Net income                                     $  135,321    $  120,902

 Net income allocated to
     general partners (1%)                          $    1,353    $    1,209

 Net income allocated to
     limited partners (99%)                            133,968       119,693
                                                    $  135,321    $  120,902

 Net income per limited
     partnership unit                               $     2.44    $     2.17

           See Accompanying Notes to Consolidated Financial Statements

c)                 SHELTER PROPERTIES III LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                                    Limited
                                  Partnership    General      Limited
                                     Units       Partners     Partners          Total
 Original capital contributions     55,000     $   2,000    $27,500,000     $27,502,000

 Partners' (deficit) capital
    at December 31, 1995            55,000     $ (76,961)   $ 5,886,348     $ 5,809,387

 Net income for the three
    months ended March 31, 1996         --         1,353        133,968         135,321

 Partners' (deficit) capital
    at March 31, 1996               55,000     $ (75,608)   $ 6,020,316     $ 5,944,708


           See Accompanying Notes to Consolidated Financial Statements


d)                 SHELTER PROPERTIES III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                             1995          1995
 Cash flows from operating activities:
    Net income                                           $  135,321     $ 120,902
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         222,776       203,489
       Amortization of discounts and loan costs              24,091        22,778
       Change in accounts:
        Restricted cash                                       4,466        (2,275)
        Accounts receivable                                   7,891       (16,989)
        Escrows for taxes                                    59,793       (40,512)
        Accounts payable                                   (214,219)       42,663
        Tenant security deposit liabilities                  (4,482)       (1,185)
        Accrued taxes                                        27,536        15,716
        Other liabilities                                   (66,236)       66,498

            Net cash provided by operating activities       196,937       411,085

 Cash flows from investing activities:
    Property improvements and replacements                 (134,268)     (112,137)
    Deposits to restricted escrows                          (10,883)      (70,651)
    Receipts from restricted escrows                          7,232        14,996

            Net cash used in investing activities          (137,919)     (167,792)

 Cash flows from financing activities:
    Payments on mortgage notes payable                      (49,608)      (45,979)
    Distributions paid                                           --      (300,000)

            Net cash used in financing activities           (49,608)     (345,979)

 Net increase (decrease) in cash                              9,410      (102,686)

 Cash and cash equivalents at beginning of period         1,293,912     1,246,919
 Cash and cash equivalents at end of period              $1,303,322    $1,144,233
 Supplemental disclosure of cash flow information:
    Cash paid for interest                               $  172,055    $  175,683

           See Accompanying Notes to Consolidated Financial Statements


e)                 SHELTER PROPERTIES III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

      Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Cash and Cash Equivalents:

       Unrestricted - Unrestricted cash includes cash on hand and in banks and Certificates of Deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

       Restricted cash - tenant security deposits - The Partnership requires security deposits from lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Note B - Reconciliation of Cash Flows

      The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash used in operations," as defined in the partnership agreement. However, "net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                     Three Months Ended
                                                          March 31,
                                                    1996             1995

 Net cash provided by operating activities      $ 196,937         $ 411,085
    Payments on mortgage notes payable            (49,608)          (45,979)
    Property improvements and replacements       (134,268)         (112,137)
    Change in restricted escrows, net              (3,651)          (55,655)
    Changes in reserves for net operating
     liabilities                                  185,251           (63,916)
    Additional reserves                          (200,000)         (150,000)

         Net cash used in operations            $  (5,339)        $ (16,602)



    In 1996 and 1995, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $200,000 and $150,000, respectively, to fund continuing capital improvements and maintenance items at the four properties.


Note C - Transactions with Affiliated Parties

    The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with Insignia Financial Group, Inc. and its affiliates in 1996 and 1995 are as follows:

                                                     Three Months Ended
                                                           March 31,
                                                   1996               1995

 Property management fees                        $ 63,402           $ 61,938
 Reimbursement for services of affiliates          36,107             30,955
 Due to general partner                           184,500            184,500



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

Note D - Contingencies

    The Corporate General Partner owns 100 Limited Partnership Units ("Units"). On or about April 26 and 27, 1995, six entities ("Affiliated Purchaser") affiliated with the Partnership commenced tender offers for limited partner interests in six limited partnerships, including the Partnership (collectively, the "Shelter Properties Partnerships"). On May 27, 1995, the Affiliated Purchaser acquired 12,616 units of the Partnership pursuant to the tender offer. On or about May 12, 1995, in the United States District Court for the District of South Carolina, certain limited partners of the Shelter Properties Partnerships commenced a lawsuit, on behalf of themselves, on behalf of a putative class of plaintiffs, and derivatively on behalf of the partnerships, challenging the actions taken by defendants (including Insignia, the acquiring entities and certain officers of Insignia) in the management of the Shelter Properties Partnerships and in connection with the tender offers and certain other matters.

    The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the partnerships, all in violation of the federal securities laws.

    On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchaser, of which approximately $713,000 is Shelter Properties III's portion; waiver by the Shelter Properties Partnership's general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants. On April 23, 1996, the court gave preliminary approval of the establishment of the class for the purposes of the settlement and of the settlement terms, and ordered that notice of the settlement be sent to the class. Notice has been sent. A final hearing has been scheduled for June 24, 1996. If a certain number of class members opt out, the settlement may be cancelled. Class members also have the right to object to the settlement, which could lead to alterations in the terms of settlement or even cancellation of the settlement. No assurance can be given that this matter will be settled on the terms, set forth above or otherwise.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                                        Average
                                                       Occupancy

 Property                                           1996       1995

 Essex Park Apartments
     Columbia, South Carolina                        89%         95%

 Colony House Apartments
     Murfreesboro, Tennessee                         93%         98%

 North River Village Apartments
     Atlanta, Georgia                                96%         94%

 Willowick Apartments
     Greenville, South Carolina                      93%         98%


    The Corporate General Partner attributes the decrease in occupancy at Essex Park Apartments to increased competition and increased rental rates. In the Essex Park market, a competitor is building a nine hundred unit complex. The Corporate General Partner attributes the decreases in occupancy at Colony House Apartments and Willowick Apartments to an increase in rental rates and tenants purchasing homes due to lower interest rates. The Corporate General Partner attributes the increase in occupancy at North River Village Apartments to economic growth attributable to the Olympics coming to the Atlanta area this year.

    The Partnership's net income for the three months ended March 31, 1996, was $135,321 versus $120,902 for the corresponding period of 1995. The increase in net income is primarily attributable to a decrease in maintenance expense at Colony House Apartments. In 1995 Colony House underwent a major renovation project to improve the outside appearance by painting the exterior and repairing all the gutters on the property. With these repairs and other repairs to Colony House in 1995, fewer repairs have been needed to maintain the property's appearance in 1996. Partially offsetting the increase in net income was an increase in general and administrative expenses due to an increase in General Partnership cost reimbursement and a decrease in other income due to a tax refund for North River Village Apartments which was received in 1995.

     As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rent, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

  At March 31, 1996, the Partnership had unrestricted cash of $1,303,322 compared to $1,144,233 at March 31, 1995. Net cash provided by operating activities decreased primarily as a result of a decrease in accounts payable due to timing of payments to vendors and a decrease in other liabilities due to the timing of prepaid rental income from tenants. These decreases were offset by the increase in net income as discussed above. Net cash used in investing activities decreased as a result of the decrease in cash deposited to restricted escrows. Net cash used in financing activities decreased due to the Partnership not making any distributions during the first three months of 1996.

  The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $8,555,058, net of discount, is amortized over varying periods. In addition, the mortgage notes require balloon payments ranging from November 15, 2002, to October 15, 2003, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions were made in the three month period ended March 31, 1996. During the three months ended March 31, 1995, distributions in the amount of $300,000 were declared and paid. The Corporate General Partner intends to make a distribution during the second quarter of 1996.


                        PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  The Corporate General Partner owns 100 Limited Partnership Units ("Units").
On or about April 26 and 27, 1995, six entities ("Affiliated Purchaser") affiliated with the Partnership commenced tender offers for limited partner interests in six limited partnerships, including the Partnership (collectively, the "Shelter Properties Partnerships"). On May 27, 1995, the Affiliated Purchaser acquired 12,616 units of the Partnership pursuant to the tender offer. On or about May 12, 1995, in the United States District Court for the District of South Carolina, certain limited partners of the Shelter Properties Partnerships commenced a lawsuit, on behalf of themselves, on behalf of a putative class of plaintiffs, and derivatively on behalf of the partnerships, challenging the actions taken by defendants (including Insignia, the acquiring entities and certain officers of Insignia) in the management of the Shelter Properties Partnerships and in connection with the tender offers and certain other matters.

  The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the partnerships all in violation of the federal securities laws.

  On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchaser, of which approximately $713,000 is Shelter Properties III's portion; waiver by the Shelter Properties Partnership's general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants. On April 23, 1996, the court gave preliminary approval of the establishment of the class for the purposes of the settlement and of the settlement terms, and ordered that notice of the settlement be sent to the class. Notice has been sent. A final hearing has been scheduled for June 24, 1996. If a certain number of class members opt out, the settlement may be cancelled. Class members also have the right to object to the settlement, which could lead to alterations in the terms of settlement or even cancellation of the settlement. No assurance can be given that this matter will be settled on the terms, set forth above or otherwise.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as part of this report.

         b)    Reports on Form 8-K:

               None filed during the quarter ended March 31, 1996.




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



                                   Date:  May 3, 1996