Form 10QSB
period 1996-06-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 1996-07-30
CIK 353282

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


                  For the quarterly period ended June 30, 1996

                                       or

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

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                  June 30, 1996

 Assets
    Cash:
       Unrestricted                                             $ 1,238,352
       Restricted--tenant security deposits                         139,445
    Accounts receivable                                              26,974
    Escrow for taxes                                                211,545
    Restricted escrows                                              852,821
    Other assets                                                    277,039
    Investment properties:
       Land                                      $ 1,281,294
       Buildings and related personal property    23,848,068
                                                  25,129,362
       Less accumulated depreciation             (12,815,066)    12,314,296

                                                                $15,060,472

 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                            $    50,286
    Tenant security deposits                                        137,843
    Accrued taxes                                                   161,638
    Other liabilities                                               399,315
    Mortgage notes payable                                        8,517,052

 Partners' Capital (Deficit)
    General partners                             $   (74,612)
    Limited partners (55,000 units
       issued and outstanding)                     5,868,950      5,794,338

                                                                $15,060,472

           See Accompanying Notes to Consolidated Financial Statements

b)                 SHELTER PROPERTIES III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    Three Months Ended             Six Months Ended
                                         June 30,                      June 30,
                                    1996          1995           1996            1995
 Revenues:
    Rental income               $1,278,707    $1,164,144      $2,481,049     $2,320,968
    Other income                    81,966        62,725         168,271        160,046
       Total revenues            1,360,673     1,226,869       2,649,320      2,481,014

 Expenses:
    Operating                      475,531       444,987         906,935        862,376
    General & administrative        56,079       144,299         112,078        192,290
    Maintenance                    228,016       179,729         393,484        379,014
    Depreciation                   227,411       210,001         450,187        413,490
    Interest                       193,907       197,042         390,053        395,503
    Property taxes                  80,105        79,443         161,638        146,071
       Total expenses            1,261,049     1,255,501       2,414,375      2,388,744

    Net income (loss)           $   99,624    $  (28,632)     $  234,945     $   92,270

 Net income (loss) allocated
    to general partners (1%)    $      996    $     (286)     $    2,349     $      923
 Net income (loss) allocated
    to limited partners (99%)       98,628       (28,346)        232,596         91,347

                                $   99,624    $  (28,632)     $  234,945     $   92,270
 Net income (loss) per
    limited partnership unit    $     1.79    $     (.52)     $     4.23     $     1.66

           See Accompanying Notes to Consolidated Financial Statements


c)                 SHELTER PROPERTIES III LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                    Limited
                                  Partnership   General       Limited
                                     Units      Partners      Partners         Total
 Original capital contributions      55,000    $   2,000    $27,500,000     $27,502,000

 Partners' (deficit) capital
    at December 31, 1995             55,000    $ (76,961)   $ 5,886,348     $ 5,809,387

 Distributions paid partners                          --       (249,994)       (249,994)

 Net income for the six
    months ended June 30, 1996                     2,349        232,596         234,945

 Partners' (deficit) capital
    at June 30, 1996                 55,000    $ (74,612)   $ 5,868,950     $ 5,794,338

           See Accompanying Notes to Consolidated Financial Statements

d)                 SHELTER PROPERTIES III LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                             1996          1995
 Cash flows from operating activities:
    Net income                                           $  234,945    $   92,270
    Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                         450,187       413,490
       Amortization of discounts and loan costs              46,895        45,015
       Change in accounts:
        Restricted cash                                       3,141        (7,835)
        Accounts receivable                                   3,427        (3,145)
        Escrows for taxes                                   (29,717)     (127,498)
        Accounts payable                                   (220,341)       32,632
        Tenant security deposit liabilities                  (3,157)        8,246
        Accrued taxes                                       107,641        95,159
        Other liabilities                                   (58,242)       98,037

             Net cash provided by operating activities      534,779       646,371

 Cash flows from investing activities:
    Property improvements and replacements                 (229,981)     (291,922)
    Deposits to restricted escrows                          (19,127)      (80,433)
    Receipts from restricted escrows                          8,931       104,610

             Net cash used in investing activities         (240,177)     (267,745)

 Cash flows from financing activities:
    Payments on mortgage notes payable                     (100,168)      (92,839)
    Distributions paid                                     (249,994)     (300,000)

             Net cash used in financing activities         (350,162)     (392,839)

 Net decrease in cash                                       (55,560)      (14,213)

 Cash and cash equivalents at beginning of period         1,293,912     1,246,919
 Cash and cash equivalents at end of period              $1,238,352    $1,232,706

 Supplemental disclosure of cash flow information:
    Cash paid for interest                               $  343,159    $  350,488

           See Accompanying Notes to Consolidated Financial Statements

e)                 SHELTER PROPERTIES III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

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

                                                      Six Months Ended
                                                          June 30,
                                                    1996             1995

 Net cash provided by operating activities      $ 534,779         $ 646,371
    Payments on mortgage notes payable           (100,168)          (92,839)
    Property improvements and replacements       (229,981)         (291,922)
    Change in restricted escrows, net             (10,196)           24,177
    Changes in reserves for net operating
     liabilities                                  197,248           (95,596)
    Additional reserves                          (395,000)         (195,000)

         Net cash used in operations            $  (3,318)        $  (4,809)

In 1996 and 1995, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $395,000 and $195,000, respectively, to fund continuing capital improvements and maintenance items at the four properties.


Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Balances and other transactions with Insignia Financial Group, Inc. (Insignia) and its affiliates in 1996 and 1995 are as follows:

                                                      Six Months Ended
                                                           June 30,
                                                   1996               1995

 Property management fees                        $129,791           $123,180
 Reimbursement for services of affiliates          67,270             58,853
 Due to general partner                           184,500            184,500


Note C - Transactions with Affiliated Parties - continued

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

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners' interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the Shelter Properties Partnerships, all in violation of the federal securities laws.

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchaser, of which approximately $713,000 is Shelter Properties III's portion; waiver by the Shelter Properties Partnerships' general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants.

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of notice and the terms of settlement, the court orally approved the settlement. Plaintiffs' counsel has not yet submitted a formal written order for approval. If no appeal is taken within thirty days after the court enters that formal order, the settlement will become effective. No class member appeared at the hearing to oppose the settlement and thus it appears that an appeal is unlikely. While approximately 60 unit holders opted out of the settlement, no more than 1% of the unit holders in any one of the Shelter Properties Partnerships opted out.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:

                                                        Average
                                                       Occupancy
 Property                                           1996       1995

 Essex Park Apartments
     Columbia, South Carolina                        92%         94%

 Colony House Apartments
     Murfreesboro, Tennessee                         93%         98%

 North River Village Apartments
     Atlanta, Georgia                                96%         93%

 Willowick Apartments
     Greenville, South Carolina                      95%         98%


The Corporate General Partner attributes the decreases in occupancy at Colony House Apartments and Willowick Apartments to an increase in rental rates and tenants purchasing homes. The Corporate General Partner attributes the increase in occupancy at North River Village Apartments to economic growth attributable to the Olympics being held in the Atlanta area this summer.

The Partnership's net income for the six months and three months ended June 30, 1996, was $234,945 and $99,624, respectively. The Partnership reported net income of $92,270 and a net loss of $28,632 for the six months and three months ended June 30, 1995, respectively. The increase in net income is primarily attributable to a decrease in general and administrative expense due to the decrease in legal fees associated with the lawsuits disclosed in the Legal Proceeding section below, as well as the decrease in professional expenses in connection with the tender offerings in 1995. Other income also contributed to the increase in net income for the three months ended June 30, 1996, due to increases in fees related to tenant turnover and application fees. Partially offsetting the increase in net income was an increase in maintenance expense for the second quarter due to club house renovations and landscaping improvements at Essex Park to improve the curb appeal and to remain competitive in its respective market.

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

At June 30, 1996, the Partnership had unrestricted cash of $1,238,352 compared to $1,232,706 at June 30, 1995. Net cash provided by operating activities decreased primarily as a result of a decrease in accounts payable due to the timing of payments to vendors and a decrease in other liabilities due to the timing of prepaid rental income from tenants. These decreases were offset by the increase in net income as discussed above and a decrease in tax escrow deposits due to the timing of the payments. Net cash used in investing activities decreased as a result of the decreases in cash used to purchase property improvements and replacements which was offset by an increase in net deposits to restricted escrows. Net deposits to restricted escrows increased due to a reduction of receipts received for capital replacements during the six months ended June 30, 1996. Net cash used in financing activities decreased due to a decrease in distributions made during the six months ended June 30, 1996 as compared to 1995.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $8,517,052, net of discount, is amortized over varying periods. In addition, the mortgage notes require balloon payments ranging from November 15, 2002, to October 15, 2003, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. A cash distribution of $249,994 was declared and paid during the six month period ended June 30, 1996. During the six months ended June 30, 1995, distributions in the amount of $300,000 were declared and paid.

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

The plaintiffs alleged that, among other things: (i) the defendants intentionally mismanaged the partnerships and acted contrary to the limited partners' best interests by prolonging the existence of the partnerships in order to perpetuate the revenues derived by Insignia (an affiliate of the Corporate General Partner) and its affiliates from the partnerships, (ii) the defendants' actions reduced the demand for the partnerships' limited partner interests in the limited resale market by artificially depressing the trading prices for limited partners interests in order to create a favorable environment for the tender offers; (iii) through the tender offers, the acquiring entities sought to acquire effective voting control over the partnerships while paying highly inadequate prices; and (iv) the documents disseminated to the class in connection with the tender offers contained false and misleading statements and omissions of material facts concerning such issues as the advantages to limited partners of tendering pursuant to the tender offers, the true value of the interest, the true financial condition of the partnerships, the factors affecting the likelihood that properties owned by the partnerships will be sold or liquidated in the near future, the liquidity and true value of the limited partner interests, the reasons for the limited secondary market for limited partner interests, and the true nature of the market for the underlying real estate assets owned by the Shelter Properties Partnerships all in violation of the federal securities laws.

On September 27, 1995, the parties entered into a stipulation to settle the matter. The principal terms of the stipulation require supplemental payments to tendering limited partners aggregating approximately $6 million to be paid by the Affiliated Purchaser, of which approximately $713,000 is Shelter Properties III's portion; waiver by the Shelter Properties Partnerships' general partners of any right to certain proceeds from a sale or refinancing of the partnerships' properties; some restrictions on Insignia's ability to vote the limited partner interests it acquired; payment of $1.25 million (which amount is divided among the various partnerships and acquiring entities) for plaintiffs' attorney fees and expenses in the litigation; and general releases of all the defendants.

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of notice and the terms of settlement, the court orally approved the settlement. Plaintiffs' counsel has not yet submitted a formal written order for approval. If no appeal is taken within thirty days after the court enters that formal order, the settlement will become effective. No class member appeared at the hearing to oppose the settlement and thus it appears that an appeal is unlikely. While approximately 60 unit holders opted out of the settlement, no more than 1% of the unit holders in any one of the Shelter Properties Partnerships opted out.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as part of this report.

         b)    Reports on Form 8-K:

               None filed during the quarter ended June 30, 1996.


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



                                   Date: July 30, 1996