Form 10QSB
period 1996-09-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 1996-10-28
CIK 353282

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

               For the quarterly period ended September 30, 1996
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                               September 30, 1996


Assets
  Cash:
     Unrestricted                                               $ 1,408,431
     Restricted--tenant security deposits                           139,545
  Accounts receivable                                                22,435
  Escrow for taxes                                                  215,933
  Restricted escrows                                                860,130
  Other assets                                                      288,392
  Investment properties:
     Land                                       $  1,281,294
     Buildings and related personal property      24,027,308
                                                  25,308,602
     Less accumulated depreciation               (13,050,568)    12,258,034
                                                                $15,192,900


Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                              $    24,889
  Tenant security deposits                                          138,471
  Accrued taxes                                                     193,612
  Other liabilities                                                 462,747
  Mortgage notes payable                                          8,479,693

Partners' Capital (Deficit)
  General partners                              $    (73,620)
  Limited partners (55,000 units
     issued and outstanding)                       5,967,108      5,893,488

                                                                $15,192,900

          See Accompanying Notes to Consolidated Financial Statements

b)                     SHELTER PROPERTIES III LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                   Three Months Ended            Nine Months Ended
                                      September 30,                September 30,
                                   1996          1995           1996            1995
Revenues:
  Rental income                $1,272,316    $1,177,823     $3,753,365      $3,498,791
  Other income                     92,049        84,587        260,320         244,633
     Total revenues             1,364,365     1,262,410      4,013,685       3,743,424

Expenses:
  Operating                       459,471       428,742      1,366,406       1,291,118
  General & administrative         46,354       129,426        158,432         321,716
  Maintenance                     229,635       307,274        623,119         686,288
  Depreciation                    235,502       218,112        685,689         631,602
  Interest                        194,554       197,670        584,607         593,173
  Property taxes                   99,699        75,355        261,337         221,426
     Total expenses             1,265,215     1,356,579      3,679,590       3,745,323

  Net income (loss)            $   99,150    $  (94,169)    $  334,095      $   (1,899)

Net income (loss) allocated
  to general partners (1%)     $      991    $     (942)    $    3,341      $      (19)
Net income (loss) allocated
  to limited partners (99%)        98,159       (93,227)       330,754          (1,880)
                               $   99,150    $  (94,169)    $  334,095      $   (1,890)
Net income (loss) per
  limited partnership unit     $     1.78    $    (1.69)    $     6.01      $     (.03)

           See Accompanying Notes to Consolidated Financial Statements

c)                      SHELTER PROPERTIES III LIMITED PARTNERSHIP

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)

                                   Limited
                                 Partnership   General        Limited
                                    Units      Partners       Partners         Total
Original capital contributions     55,000     $   2,000     $27,500,000    $27,502,000

Partners' (deficit) capital
  at December 31, 1995             55,000     $ (76,961)    $ 5,886,348    $ 5,809,387

Distributions paid partners                          --        (249,994)      (249,994)

Net income for the nine months
  ended September 30, 1996                        3,341         330,754        334,095

Partners' (deficit) capital
  at September 30, 1996            55,000     $ (73,620)    $ 5,967,108    $ 5,893,488

          See Accompanying Notes to Consolidated Financial Statements

d)                     SHELTER PROPERTIES III LIMITED PARTNERSHIP

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                            Nine Months Ended
                                                              September 30
                                                             1996         1995
Cash flows from operating activities:
  Net income (loss)                                     $  334,095    $   (1,899)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation                                           685,689       631,602
    Amortization of discounts and loan costs                71,315        68,781
    Change in accounts:
      Restricted cash                                        3,041         6,220
      Accounts receivable                                    7,966        (7,379)
      Escrows for taxes                                    (34,105)     (182,003)
      Other assets                                         (21,602)           --
      Accounts payable                                    (245,738)       40,552
      Tenant security deposit liabilities                   (2,529)      (10,216)
      Accrued taxes                                        139,615       170,389
      Other liabilities                                      5,190       105,461

         Net cash provided by operating activities         942,937       821,508

Cash flows from investing activities:
  Property improvements and replacements                  (409,221)     (459,823)
  Deposits to restricted escrows                           (27,443)      (92,678)
  Receipts from restricted escrows                           9,938       143,309

         Net cash used in investing activities            (426,726)     (409,192)

Cash flows from financing activities:
  Payments on mortgage notes payable                      (151,698)     (140,598)
  Distributions paid                                      (249,994)     (300,000)

         Net cash used in financing activities            (401,692)     (440,598)

Net increase (decrease) in cash                            114,519       (28,282)

Cash and cash equivalents at beginning of period         1,293,912     1,246,919
Cash and cash equivalents at end of period              $1,408,431    $1,218,637

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $  513,293    $  524,392

               See Accompanying Notes to Consolidated Financial Statement

e)                  SHELTER PROPERTIES III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty III Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

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

                                                     Nine Months Ended
                                                       September 30,
                                                   1996             1995
Net cash provided by operating activities       $ 942,937        $ 821,508
  Payments on mortgage notes payable             (151,698)        (140,598)
  Property improvements and replacements         (409,221)        (459,823)
  Change in restricted escrows, net               (17,505)          50,631
  Changes in reserves for net operating
   liabilities                                    148,162         (123,024)
  Additional reserves                            (515,000)        (160,000)

      Net cash used in operations               $  (2,325)       $ (11,306)

In 1996 and 1995, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $515,000 and $160,000, respectively, to fund continuing capital improvements and maintenance items at the four properties.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees paid to affiliates of Insignia Financial Group, Inc., during the nine months ended September 30, 1996 and 1995, are included in operating expenses on the consolidated statement of operations and are reflected in the following table. The Corporate General Partner and its affiliates received reimbursements and fees as reflected in the following table:

                                                      Nine Months Ended
                                                        September 30,
                                                   1996              1995
Property management fees                        $197,127          $184,216
Reimbursement for services of affiliates         100,138            85,315
Due to general partner                           184,500           184,500

Included in "reimbursements for services of affiliates" for 1996 is $5,305 in reimbursements for construction oversight costs.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Corporate General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

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

NOTE D - CONTINGENCIES - CONTINUED

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

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of the notice and the terms of settlement, the court orally approved the settlement. The court signed the formal order on July 30, 1996. No appeal was filed within thirty days after the court entered the formal order, and the settlement became effective on August 30, 1996. The Affiliated Purchaser made the payments to investors in accordance with the settlement in early September 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                      Average
                                                     Occupancy
Property                                         1996         1995
Essex Park Apartments
   Columbia, South Carolina                       94%          93%
Colony House Apartments
   Murfreesboro, Tennessee                        92%          96%
North River Village Apartments
   Atlanta, Georgia                               96%          92%
Willowick Apartments
   Greenville, South Carolina                     94%          98%

The Corporate General Partner attributes the decreases in occupancy at Colony House Apartments and Willowick Apartments to an increase in rental rates and tenants purchasing homes. The Corporate General Partner attributes the increase in occupancy at North River Village Apartments to economic growth in the Atlanta area.

The Partnership's net income for the nine months and three months ended September 30, 1996, was $334,095 and $99,150, respectively. The Partnership reported net losses of $1,899 and $94,169 for the nine months and three months ended September 30, 1995, respectively. The increase in net income is primarily attributable to an increase in revenue due to rental rate increases and a decrease in general and administrative expense due to the decrease in legal fees and professional expenses associated with the tender offerings in 1995. The decrease in maintenance expense for the three months ended September 30, 1996, also contributed to the increase in net income. North River Village, Essex Park, and Colony House completed major repair projects in 1995 for exterior painting, parking lot repairs, and gutter repairs. Partially offsetting the increase in net income was an increase in property taxes at North River Village due to the increased assessment value of the property by the county taxing authority.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

At September 30, 1996, the Partnership had unrestricted cash of $1,408,431 compared to $1,218,637 at September 30, 1995. Net cash provided by operating activities increased primarily as a result of the increase in net income as discussed above, and the decrease in the tax escrow balance in 1996 due to the tax payments made in September for North River Village. These increases were offset by the decrease in accounts payable due to the timing of payments to vendors and a decrease in other liabilities due to the timing of prepaid rental income from tenants. Net cash used in investing activities increased as a result of an increase in net deposits to restricted escrows. Net deposits to restricted escrows increased due to a reduction of withdrawals for capital replacements during the nine months ended September 30, 1996. Net cash used in financing activities decreased due to a decrease in distributions made during the nine months ended September 30, 1996 as compared to 1995.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of $8,479,693, net of discount, is amortized over varying periods. In addition, the mortgage notes require balloon payments ranging from November 15, 2002, to October 15, 2003, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. A cash distribution of $249,994 was declared and paid during the nine months ended September 30, 1996. During the nine months ended September 30, 1995, distributions in the amount of $300,000 were declared and paid.

                           PART II - OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

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

On June 24, 1996, after notice to the class and a hearing on the fairness and adequacy of the notice and the terms of settlement, the court orally approved the settlement. The court signed the formal order on July 30, 1996. No appeal was filed within thirty days after the court entered the formal order, and the settlement became effective on August 30, 1996. The Affiliated Purchaser made the payments to investors in accordance with the settlement in early September 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as part of this report.

       b)    Reports on Form 8-K:

             None filed during the quarter ended September 30, 1996.

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

                             Date:  October 25, 1996