Form 10KSB
period 1996-12-31
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 1997-03-24
CIK 353282

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(d)
                  (As last amended by 34-31905, eff. 4/26/93)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1996

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $5,377,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market Value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Corporate General partners' belief that such trading would not exceed $25,000,000.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are performed by Shelter Realty III Corporation, the Corporate General Partner, and by Insignia Residential Group, L.P., an affiliate of Insignia Financial Group, Inc. ("Insignia"), the ultimate parent company of the Corporate General Partner. Pursuant to a management agreement between them, Insignia Residential Group, L.P. provides property management services to the Registrant.

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


Item 2.Description of Properties:

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

Essex Park Apartments          10/29/81  Fee ownership subject   Apartment
 Columbia, South Carolina                to first and second     324 units
                                         mortgages

Colony House Apartments        10/31/81  Fee ownership subject   Apartment
 Murfreesboro, Tennessee                 to first and second     194 units
                                         mortgages

North River Village Apartments 04/21/82  Fee ownership subject   Apartment
 Atlanta, Georgia                        to first and second     133 units
                                         mortgages

Willowick Apartments           06/30/82  Fee ownership subject   Apartment
 Greenville, South Carolina              to first and second     180 units
                                         mortgages


Schedule of Properties:
(in thousands)

                                  Gross
                                Carrying  Accumulated                  Federal
Property                         Value   Depreciation  Rate   Method  Tax Basis

Essex Park Apartments           $ 9,699     $ 5,074    5-36    S/L     $1,524
Colony House Apartments           5,660       2,989    5-36    S/L        725
North River Village Apartments    5,608       2,909    5-32    S/L      1,010
Willowick Apartments              4,439       2,316    5-32    S/L        714

      Totals                    $25,406     $13,288                    $3,973


See "Note A" of the financial statements included in "Item 7" for a description of the partnership's depreciation policy.


Schedule of Mortgages:

                       Principal                                      Principal
                      Balance At   Stated                              Balance
                     December 31, Interest     Period    Maturity      Due At
Property                 1996       Rate      Amortized    Date       Maturity

Essex Park Apartments
 1st mortgage            $3,209      7.60%       (1)      11/15/02    $2,552
 2nd mortgage               109      7.60%       none     11/15/02       109
Colony House Apartments
 1st mortgage             2,393      7.60%       (1)      11/15/02     1,903
 2nd mortgage                81      7.60%       none     11/15/02        81
North River Village
 1st mortgage             1,673      7.83%       (2)      10/15/03     1,489
 2nd mortgage                54      7.83%       none     10/15/03        54
Willowick Apartments
 1st mortgage             1,253      7.60%       (1)      11/15/02       997
 2nd mortgage                43      7.60%       none     11/15/02        43
                          8,815

Less unamortized
present value discounts    (375)

  Total                 $ 8,440


(1) The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.
(2) The principal balance is being amortized over 344 months with a balloon payment due October 15, 2003.

Average annual rental rate per unit and occupancy for 1996 and 1995 for each property:

                        Average Annual       Average Annual
                         Rental Rates           Occupancy
Property                1996      1995        1996      1995

Essex Park            $5,874    $5,571        94%       94%
Colony House           7,285     6,535        92%       96%
North River Village    8,385     7,734        96%       92%
Willowick              5,560     5,126        93%       98%

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

Real estate taxes and rates in 1996 for each property were (in thousands):


                                       1996          1996
                                     Billing         Rate
Essex Park                             $90          1.55%
Colony House                            95          5.56%
North River Village                     90          4.03%
Willowick                               58          1.83%


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

The Corporate General Partner owns 200 Limited Partnership Units ("Units"). On or about April 26 and 27, 1995, six entities ("Affiliated Purchaser") affiliated with the Partnership commenced tender offers for limited partner interests in six limited partnerships, including the Partnership (collectively, the "Shelter Properties Partnerships"). On May 27, 1995, the Affiliated Purchaser acquired 12,616 Units of the Partnership pursuant to the tender offer. On or about May 12, 1995, in the United States District Court for the District of South Carolina, certain limited partners of the Shelter Properties Partnerships commenced a lawsuit, on behalf of themselves, on behalf of a putative class of plaintiffs, and derivatively on behalf of the partnerships, challenging the actions taken by defendants (including Insignia, the acquiring entities and certain officers of Insignia) in the management of the Shelter Properties Partnerships and in connection with the tender offers and certain other matters.

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

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1996, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.



                                      PART II


Item 5. Market for the Registrant's Units of Limited Partnership and Related Partner Matters

There is no established market for the Units and it is not anticipated that any will occur in the foreseeable future. As of December 31, 1996, there were 2,135 holders of record owning an aggregate of 55,000 Units.

Cash distributions of approximately $250,000 were declared and paid in the year ended December 31, 1996, and $300,000 were declared and paid in the year ended December 31, 1995. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded an amount equal to $1,000 per apartment unit for Colony House, Essex Park, and Willowick and $400.00 per apartment unit for North River Village.


Item 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.


Results of Operations

The Partnership's net income as shown in the financial statements for the year ended December 31, 1996, was approximately $413,000 versus a net loss of approximately $88,000 for 1995, (see "Note D" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable losses). The change from net loss to net income is primarily attributable to an increase in rental income due to rental rate increases; a decrease in general and administrative expenses as the result of decreased legal costs associated with the lawsuits disclosed in "Item 3, Legal Proceedings;" and decreases in administrative expenses in connection with the tender offers. A decrease in maintenance expenses also contributed to the increase in net income. Colony House had major exterior painting and gutter replacement in 1995, for which similar expenses were not incurred in 1996. Partially offsetting the increase in net income was an increase in property taxes at North River Village due to an increase in the assessment value of the property by the county taxing authority.

Included in maintenance expense in 1996 is approximately $209,000 of major repairs and maintenance comprised of interior and exterior building expenses, landscaping, and tennis court expenses.

Management relies on the annual appraisals performed by outside appraisers to assess whether or not indicators of impairment exist with regard to the Partnership's investment properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property, which is stated on the books of the Partnership above the estimated value given in the appraisal, is compared to the undiscounted future cash flows attributable to that property. If such undiscounted future cash flows are not sufficient to recover the related property's carrying amount, such property is written down to the estimated value given by the appraiser.
The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by Management. For the year ended December 31, 1996, no adjustments for the impairment of value were recorded.

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

Liquidity and Capital Resources

At December 31, 1996, the Partnership had unrestricted cash of approximately $1,509,000 compared to approximately $1,294,000 at December 31, 1995. Net cash provided by operating activities increased primarily as a result of the increase in net income as discussed above, and the increase in accrued taxes in 1996. These increases were partially offset by a decrease in accounts payable due to the timing of payments to vendors as well as a decrease in other liabilities. Net cash used in investing activities increased primarily as a result of a decrease in receipts from restricted escrows, partially offset by a decrease in property improvements and replacements in 1996. Net cash used in financing activities decreased due to a decrease in distributions in 1996 as compared to 1995.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. The mortgage indebtedness of approximately $8,440,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002, to October 15, 2003, at which time the individual properties will either be sold or refinanced. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Cash distributions of approximately $250,000 and $300,000 were paid during the years ended December 31, 1996 and 1995, respectively. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.


Item 7.  Financial Statements

SHELTER PROPERTIES III LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS





    Report of Independent Auditors

    Consolidated Balance Sheet - December 31, 1996

    Consolidated Statements of Operations - Years ended December 31, 1996 and
       1995

    Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1996 and 1995

    Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
       1995

    Notes to Consolidated Financial Statements



                 Report of Ernst & Young LLP, Independent Auditors




The Partners
Shelter Properties III Limited Partnership


We have audited the accompanying consolidated balance sheet of Shelter Properties III Limited Partnership as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties III Limited Partnership as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                         /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 5, 1997


                     SHELTER PROPERTIES III LIMITED PARTNERSHIP

                             CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)
                                 December 31, 1996


Assets
  Cash:
       Unrestricted                                                   $ 1,509
       Restricted--tenant security deposits                               137
  Accounts receivable                                                      25
  Escrow for taxes                                                        269
  Restricted escrows                                                      869
  Other assets                                                            264
  Investment properties: (Notes B and E)
       Land                                          $  1,281
       Buildings and related personal property         24,125
                                                       25,406
       Less accumulated depreciation                  (13,288)         12,118

                                                                      $15,191

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                    $    50
  Tenant security deposits                                                137
  Accrued taxes                                                           204
  Other liabilities                                                       388
  Mortgage notes payable (Note B)                                       8,440

Partners' Capital (Deficit)
  General partners                                   $    (73)
  Limited partners (55,000 units
       issued and outstanding)                          6,045           5,972

                                                                      $15,191


            See Accompanying Notes to Consolidated Financial Statements


                     SHELTER PROPERTIES III LIMITED PARTNERSHIP

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except per unit data)

                                             Years Ended December 31,
                                             1996              1995
Revenues:
 Rental income                              $5,036            $4,717
 Other income                                  341               321
   Total revenues                            5,377             5,038

Expenses:
 Operating                                   1,844             1,723
 General and administrative                    205               368
 Maintenance                                   883             1,089
 Depreciation                                  923               858
 Interest                                      776               789
 Property taxes                                333               299
   Total expenses                            4,964             5,126

 Net income (loss) (Note D)                 $  413            $  (88)

Net income (loss) allocated to
 general partners (1%)                      $    4            $   (1)
Net income (loss) allocated to
 limited partners (99%)                        409               (87)
                                            $  413            $  (88)

Net income (loss) per limited
 partnership unit                           $ 7.43            $(1.58)


            See Accompanying Notes to Consolidated Financial Statements


                  SHELTER PROPERTIES III LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                  Limited
                                Partnership  General    Limited
                                   Units     Partners  Partners    Total

Original capital contributions    55,000      $  2      $27,500   $27,502

Partners' (deficit) capital at
  December 31, 1994               55,000      $(73)     $ 6,270   $ 6,197

Distributions paid
  to partners                         --        (3)        (297)     (300)

Net loss for the year ended
  December 31, 1995                   --        (1)         (87)      (88)

Partners' (deficit) capital at
  December 31, 1995               55,000       (77)       5,886     5,809

Distributions paid
  to partners                         --         --        (250)     (250)

Net income for the year ended
  December 31, 1996                   --          4         409       413

Partners' (deficit) capital at
  December 31, 1996               55,000      $ (73)    $ 6,045   $ 5,972


          See Accompanying Notes to Consolidated Financial Statements


                   SHELTER PROPERTIES III LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                    Years ended December 31,
                                                       1996         1995
Cash flows from operating activities:
  Net income (loss)                                 $   413      $   (88)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation                                        923          858
    Amortization of discounts and loan costs             94           91
    Change in accounts:
      Restricted cash                                     5            3
      Accounts receivable                                 6           (6)
      Escrows for taxes and insurance                   (87)         (76)
      Other assets                                       (7)          --
      Accounts payable                                 (221)         174
      Tenant security deposit liabilities                (4)          (6)
      Accrued taxes                                     149           (9)
      Other liabilities                                 (69)         110

       Net cash provided by operating activities      1,202        1,051

Cash flows from investing activities:
  Property improvements and replacements               (507)        (716)
  Deposits to restricted escrows                        (36)        (101)
  Receipts from restricted escrows                       10          302

       Net cash used in investing activities           (533)        (515)

Cash flows from financing activities:
  Payments on mortgage notes payable                   (204)        (189)
  Partners' distributions                              (250)        (300)

       Net cash used in financing activities           (454)        (489)

Net increase in cash                                    215           47

Cash at beginning of year                             1,294        1,247

Cash at end of year                                 $ 1,509      $ 1,294

Supplemental disclosure of cash flow information:
  Cash paid for interest                            $   681      $   697


          See Accompanying Notes to Consolidated Financial Statements

                   SHELTER PROPERTIES III LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements



Note A - Organization and Significant Accounting Policies

Organization: Shelter Properties III Limited Partnership (the "Partnership") was organized as a limited partnership under the laws of the State of South Carolina pursuant to a Certificate and Agreement of Limited Partnership filed May 15, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr., is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an indirect subsidiary of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia. The partnership agreement terminates December 31, 2021. The Partnership commenced operations on October 29, 1981, and completed its acquisition of apartment properties on June 30, 1982. The Partnership operates four apartment properties located in the South. Affiliates of Insignia own 13,106 units of the Partnership at December 31, 1996.

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

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the partnership agreement. The partnership agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves. In the following notes to financial statements, whenever "net cash from operations" is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying statements of cash flows captioned "net cash provided by operating activities" to net cash used by operations, as defined in the partnership agreement (in thousands). However, "net cash used by operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                    1996        1995

Net cash provided by operating activities         $1,202      $1,051
   Property improvements and replacements           (507)       (716)
   Payments on mortgage notes payable               (204)       (189)
   Changes in reserves for net operating
       liabilities                                   228        (190)
   Changes in restricted escrows, net                (26)        201
   Additional operating reserves                    (700)       (161)

       Net cash used by operations                $   (7)     $   (4)

The Corporate General Partner believes it to be in the best interest of the Partnership to reserve an additional $700,000 at December 31, 1996, to fund continuing capital improvements of its investment properties. Distributions made from reserves no longer considered necessary by the general partners are considered to be additional net cash from operations for allocation purposes. During the years ended December 31, 1996 and 1995, the Corporate General Partner made distributions of approximately $250,000 and $300,000 respectively.

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

All distributions of distributable net proceeds (as defined in the partnership agreement) from property dispositions and refinancings will be allocated to the limited partners until each limited partner has received an amount equal to a cumulative 7% per annum of the average of the limited partners' adjusted capital value, less any prior distributions of net cash from operations and distributable net proceeds, and has also received an amount equal to the limited partners' adjusted capital value. Thereafter, the general partners receive 1% of the selling prices of properties sold where they acted as a broker, and then the limited partners will be allocated 85% of any remaining distributions of distributable net proceeds and the general partners will receive 15%.

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Accounts until the Reserve Accounts are fully funded.

Undistributed Net Proceeds from Refinancing: Undistributed net proceeds of approximately $185,000 are payable to the general partners once certain levels of return are received by the limited partners. (See "Note C").

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

Any gain from property dispositions attributable to the excess, if any, of the indebtedness relating to a property immediately prior to the disposition of such property over the Partnership's adjusted basis in the property shall be allocated to each partner having a negative capital account balance, to the extent of such negative balance. The balance of any gain shall be treated on a cumulative basis as if it constituted an equivalent amount of distributable net proceeds and shall be allocated to the general partners to the extent that general partners would have received distributable net proceeds in connection therewith and the balance shall be allocated to the limited partners. However, the interest of the general partners will be equal to at least 1% of each gain at all times during the existence of the Partnership.

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income (loss) as shown in the statements of operations and changes in partners' capital for 1996 and 1995 were allocated 99% to the limited partners and 1% to the general partners. Net income (loss) per limited partnership unit for 1996 and 1995 was computed as 99% of net income (loss) divided by 55,000 weighted average units outstanding.

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations.
The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The increase in other reserves during 1996 was approximately $228,000 and the decrease in 1995 was approximately $190,000, which amounts were determined by considering changes in the balances of restricted cash, accounts receivable, escrows for taxes, accounts payable, tenant security deposit liabilities, and accrued taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances. During 1996 and 1995, the Corporate General Partner reserved an additional $700,000 and $161,000, respectively, for capital improvements.

Restricted Escrows:

     Capital Improvement Account - At the time of the refinancing of North River Village Apartments in 1993, approximately $546,000 of the refinancing proceeds were designated for a "capital improvement escrow" for certain capital improvements. At December 31, 1996, the balance remaining in the escrow for this property was approximately $15,000. Upon completion of the scheduled property improvements, any excess funds will be returned for property operations.

     Reserve Account - In addition to the Capital Improvement Account, a general Reserve Account was established with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. In connection with the 1992 refinancing, the Partnership is required to deposit net operating income (as defined in the mortgage note) from Colony House Apartments, Essex Park Apartments and Willowick Apartments to the respective reserve account until they equal $1,000 per apartment unit or $698,000 in total. The balance at December 31, 1996, for these three properties is approximately $730,000, including interest earned on these funds. In connection with the 1993 refinancing of North River Village, a reserve account was established and fully funded at $400 per apartment unit or approximately $53,000 in total. The balance at December 31, 1996, was approximately $58,000, including interest earned on these funds.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, which is included in operating expenses, was approximately $83,000 and $65,000 for the years ended December 31, 1996 and 1995, respectively.

Loan Costs: Loan costs of approximately $408,000 less accumulated amortization of approximately $156,000 are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Unrestricted Cash: Unrestricted cash includes cash on hand and in banks, Certificates of Deposit with original maturities less than 90 days, or other money market investments offering appropriate levels of liquidity. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted cash - tenant security deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Investment Properties: The Partnership's investment properties consist of four apartment complexes stated at cost. Prior to the fourth quarter of 1995, costs of apartment properties that were permanently impaired were written down to appraised value. The Corporate General Partner relied on the annual appraisals performed by outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances, the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly used are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which was stated on the books of the Partnership above the estimated value given in the appraisal was written down to the estimated value given by the appraiser. The appraiser assumed a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value was considered to be permanent by the Corporate General Partner.

During the fourth quarter of 1995, the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the related asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of "FASB No. 121" did not have a material effect on the Partnership's financial statements. For the years ended December 31, 1996 and 1995, no adjustments for impairment of value were recorded.

Fair Value: In 1995, the Partnership implemented "FASB Statement No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Reclassifications: Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows (in thousands, except monthly payment):

                         Principal    Monthly                     Principal
                         Balance At   Payment    Stated            Balance
                        December 31, Including  Interest Maturity  Due At
Property                    1996      Interest    Rate     Date   Maturity

Essex Park Apartments
 1st mortgage            $ 3,209     $27,812     7.60%  11/15/02   $2,552
 2nd mortgage                109         690     7.60%  11/15/02      109
Colony House Apartments
 1st mortgage              2,393      20,736     7.60%  11/15/02    1,903
 2nd mortgage                 81         515     7.60%  11/15/02       81
North River Village
 1st mortgage              1,673      12,654     7.83%  10/15/03    1,489
 2nd mortgage                 54         349     7.83%  10/15/03       54
Willowick Apartments
 1st mortgage              1,253      10,862     7.60%  11/15/02      997
 2nd mortgage                 43         270     7.60%  11/15/02       43
                           8,815     $73,888

Less unamortized
present value discounts     (375)

  Total                  $ 8,440


The estimated fair values of the Partnership's aggregate debt approximates its carrying value. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

The Partnership exercised interest rate buy-down options when the debt was refinanced, reducing the stated rates from 8.76% to 7.60% and 8.13% to 7.83% in 1992 and 1993, respectively. The fee for the interest rate reduction amounted to approximately $575,000 and is being amortized as a loan discount on the interest method over the life of the loans. The discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rates of the debt to 8.76% and 8.13%, respectively.

The mortgage notes payable are non-recourse and are secured by pledge of all of the Partnership's apartment properties and by pledge of revenues from the apartment properties. All of the notes require prepayment penalties if repaid prior to maturity.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1996, are as follows (in thousands):

                      1997         $  220
                      1998            238
                      1999            256
                      2000            277
                      2001            299
                 Thereafter         7,525
                                   $8,815


Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees paid to affiliates of Insignia Financial Group, Inc., during 1996 and 1995, are included in operating expenses on the consolidated statement of operations and are reflected in the following table. The Corporate General Partner and its affiliates received reimbursements and fees as reflected in the following table (in thousands):

                                                   1996      1995

      Property management fees                     $265      $248
      Reimbursement for services of affiliates      131       111
      Due to General Partner                        185       185
      Due from General Partner                       10        10

Included in "reimbursements for services of affiliates" for 1996 is approximately $5,000 in reimbursements for construction oversight costs.

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

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable loss (in thousands, except per unit data):

                                        1996             1995

Net income (loss) as reported         $  413           $   (88)
Add (deduct):
  Amortization of present
   value discounts                        (4)               (7)
  Depreciation differences              (452)             (595)
  Change in prepaid rental               (52)               28
  Other                                  (37)                3
  Accrued legal expense                   --                56

Federal taxable loss                  $ (132)          $  (603)

Federal taxable loss per
limited partnership unit              $(2.37)          $(10.85)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


     Net assets as reported                            $  5,972
      Land and buildings                                  3,086
      Accumulated depreciation                          (11,231)
      Syndication fees                                    3,234
      Other                                                 234

            Net assets - tax basis                     $  1,295



Note E - Real Estate and Accumulated Depreciation

                                             Initial Cost
                                            To Partnership
                                            (in thousands)

                                                 Buildings       Cost
                                                and Related   Capitalized
                                                 Personal    Subsequent to
  Description              Encumbrances   Land   Property     Acquisition

  Essex Park Apartments
  Columbia, South Carolina   $3,318     $  473    $ 7,406      $1,820

  Colony House Apartments
  Murfreesboro, Tennessee     2,474        183      4,408       1,069

  North River Village Apts.
  Atlanta, Georgia            1,727        336      4,085       1,187

  Willowick Apartments
  Greenville, South Carolina  1,296        289      3,563         587

  Totals                     $8,815     $1,281    $19,462      $4,663

                               Gross Amount At Which Carried
                                 At December 31, 1996
                                    (in thousands)

                                      Buildings
                                         And
                                       Related
                                      Personal          Accumulated       Date of       Date      Depreciable
   Description                  Land  Property   Total  Depreciation   Construction   Acquired    Life-Years
Essex Park Apartments
 Columbia, South Carolina      $  473  $ 9,226  $ 9,699  $ 5,074           1973        10/29/81       5-36

Colony House Apartments
 Murfreesboro, Tennessee          183    5,477    5,660    2,989         1970-1972     10/30/81       5-36

North River Village Apartments
 Atlanta, Georgia                 336    5,272    5,608    2,909           1969        04/21/82       5-32

Willowick Apartments
 Greenville, South Carolina       289    4,150    4,439    2,316           1974        06/30/82       5-32

 Totals                        $1,281  $24,125  $25,406  $13,288


Reconciliation of "Real Estate and Accumulated Depreciation:"

                                            Years Ended December 31,
                                               1996          1995
Investment Properties
Balance at beginning of year                $24,903        $24,257
   Property improvements                        507            716
   Disposals of property                         (4)           (70)
Balance at End of Year                      $25,406        $24,903

Accumulated Depreciation
Balance at beginning of year                $12,368        $11,577
   Additions charged to expense                 923            858
   Disposals of property                         (3)           (67)
Balance at End of Year                      $13,288        $12,368

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, are $28,492,000 and $27,985,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, are $24,519,000 and $23,145,000, respectively.

Note F - Contingencies

The Corporate General Partner owns 200 Limited Partnership Units ("Units"). On or about April 26 and 27, 1995, six entities ("Affiliated Purchaser") affiliated with the Partnership commenced tender offers for limited partner interests in six limited partnerships, including the Partnership (collectively, the "Shelter Properties Partnerships"). On May 27, 1995, the Affiliated Purchaser acquired 12,616 Units of the Partnership pursuant to the tender offer. On or about May 12, 1995, in the United States District Court for the District of South Carolina, certain limited partners of the Shelter Properties Partnerships commenced a lawsuit, on behalf of themselves, on behalf of a putative class of plaintiffs, and derivatively on behalf of the partnerships, challenging the actions taken by defendants (including Insignia, the acquiring entities and certain officers of Insignia) in the management of the Shelter Properties Partnerships and in connection with the tender offers and certain other matters.

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

    None.


                                      PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

Individual General Partner - N. Barton Tuck, Jr., age 58, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty III Corporation are set forth below. There are no family relationships between or among any officers or directors.


Name                          Age        Position

William H. Jarrard, Jr.       50         President and Director

Ronald Uretta                 41         Vice President and Treasurer

John K. Lines, Esq.           37         Vice President and Secretary

Kelley M. Buechler            39         Assistant Secretary


Mr. Jarrard, who had previously served as Vice President, became President in August 1994. In June 1994, Mr. Lines became Vice President and Secretary and Ms. Buechler, who had previously held the position of Secretary, became Assistant Secretary.

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He has also served as Secretary from January 1992 to June 1994 and as Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

John K. Lines, Esq. has been Vice President and Secretary of the Corporate General Partner since August 1994, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of the Corporate General Partner and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities with U. S. Shelter.

Item 10.  Executive Compensation

Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1996.

                                           Number
Entity                                   of Units     Percentage

Insignia and affiliates                   13,106        23.83%
High River Limited Partnership             5,398         9.81%

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 200 Units as required by the terms of the partnership agreement governing the Partnership. The Individual General Partner owns 4 limited partnership units.

Item 12.  Certain Relationships and Related Transactions

The Individual General Partner and the Corporate General Partner received, collectively, $3,000 as their prorata share of the distribution made during the first quarter of 1995. For the years ended December 31, 1996 and 1995, the Corporate General Partner also received distributions related to the 200 units which it owns. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading PROFITS AND LOSSES AND CASH DISTRIBUTIONS.

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees paid to affiliates of Insignia Financial Group, Inc., during 1996 and 1995, are included in operating expenses on the consolidated statement of operations and are reflected in the following table. The Corporate General Partner and its affiliates received reimbursements and fees as reflected in the following table (in thousands):

                                                     1996       1995

      Property management fees                       $265       $248
      Reimbursement for services of affiliates        131        111

Included in "reimbursements for services of affiliates" for 1996 is approximately $5,000 in reimbursements for construction oversight costs.

For a more detailed description of the management fee that Insignia Residential Group, L.P. is entitled to receive, see the material contained in the Prospectus under the heading CONFLICTS OF INTEREST - Property Management Services.


Item 13.  Exhibits and Reports on Form 8-K


(a) Exhibits:

    Exhibit 27, Financial Data Schedule, is filed as part of this report.

(b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1996:

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


                 Date:  March 24, 1997



  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/William H. Jarrard, Jr.                     Date:  March 24, 1997
William H. Jarrard, Jr.
President and Director

/s/Ronald Uretta                               Date:  March 24, 1997
Ronald Uretta
(Principal Financial Officer
and Principal Accounting Officer


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

  (iii)Contracts related to refinancing of debt:

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