Form 10QSB
period 1997-02-28
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 1997-04-18
CIK 353282

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                  (As last amended by 34-32231, eff. 6/3/93.)


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                 For the quarterly period ended March 31, 1997

                                       or

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


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

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                                  (Unaudited)

                                 March 31, 1997


Assets
  Cash:
     Unrestricted                                                   $ 1,751
     Restricted--tenant security deposits                               133
  Accounts receivable                                                    20
  Escrow for taxes                                                      157
  Restricted escrows                                                    878
  Other assets                                                          257
  Investment properties:
    Land                                          $  1,281
    Buildings and related personal property         24,204
                                                    25,485
     Less accumulated depreciation                 (13,516)          11,969

                                                                    $15,165



Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                  $    52
  Tenant security deposits                                              134
  Accrued taxes                                                          87
  Other liabilities                                                     365
  Mortgage notes payable                                              8,401

Partners' Capital (Deficit)
  General partners                                $    (71)
  Limited partners (55,000 units
     issued and outstanding)                         6,197            6,126

                                                                    $15,165

          See Accompanying Notes to Consolidated Financial Statements


b)                 SHELTER PROPERTIES III LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)





                                                       Three Months Ended
                                                           March 31,

                                                     1997              1996

Revenues:
  Rental income                                     $1,268            $1,202
  Interest income                                       25                27
  Other income                                          52                59
    Total revenues                                   1,345             1,288

Expenses:
  Operating                                            464               431
  General and administrative                            44                56
  Maintenance                                          172               165
  Depreciation                                         228               223
  Interest                                             193               196
  Property taxes                                        90                82
    Total expenses                                   1,191             1,153

  Net income                                        $  154            $  135

Net income allocated to
  general partners (1%)                             $    2            $    1
Net income allocated to
  limited partners (99%)                               152               134
                                                    $  154            $  135

Net income per limited
  partnership unit                                  $ 2.76            $ 2.44


          See Accompanying Notes to Consolidated Financial Statements


c)                  SHELTER PROPERTIES III LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)
                                  (Unaudited)



                                  Limited
                                Partnership   General    Limited
                                   Units     Partners    Partners    Total

Original capital contributions    55,000       $   2     $27,500    $27,502

Partners' (deficit) capital
  at December 31, 1996            55,000       $ (73)    $ 6,045    $ 5,972

Net income for the three
  months ended March 31, 1997                      2         152        154

Partners' (deficit) capital
  at March 31, 1997               55,000       $ (71)    $ 6,197    $ 6,126


          See Accompanying Notes to Consolidated Financial Statements


d)                 SHELTER PROPERTIES III LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                            Three Months Ended
                                                                 March 31,

                                                           1997           1996

Cash flows from operating activities:
  Net income                                              $  154         $  135
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                             228            223
    Amortization of discounts and loan costs                  25             24
    Change in accounts:
      Restricted cash                                          4              4
      Accounts receivable                                      5              8
      Escrows for taxes                                      112             60
      Other assets                                            (3)            --
      Accounts payable                                         2           (214)
      Tenant security deposit liabilities                     (3)            (4)
      Accrued taxes                                         (117)            27
      Other liabilities                                      (23)           (66)

         Net cash provided by operating activities           384            197

Cash flows from investing activities:
  Property improvements and replacements                     (79)          (134)
  Deposits to restricted escrows                              (9)           (11)
  Receipts from restricted escrows                             -              7

         Net cash used in investing activities               (88)          (138)

Cash flows from financing activities:
  Payments on mortgage notes payable                         (54)           (50)

         Net cash used in financing activities               (54)           (50)

Net increase in cash                                         242              9

Cash and cash equivalents at beginning of period           1,509          1,294
Cash and cash equivalents at end of period                $1,751         $1,303
Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  168         $  172


          See Accompanying Notes to Consolidated Financial Statements


e)                 SHELTER PROPERTIES III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty III Corporation, the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - RECONCILIATION OF CASH FLOWS

The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash used in operations," as defined in the partnership agreement. However, "net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity (amounts in thousands).


                                                  Three Months Ended
                                                       March 31,
                                                  1997           1996

Net cash provided by operating activities        $ 384          $ 197
  Payments on mortgage notes payable               (54)           (50)
  Property improvements and replacements           (79)          (134)
  Change in restricted escrows, net                 (9)            (4)
  Changes in reserves for net operating
   liabilities                                      23            185
  Additional reserves                             (270)          (200)

      Net cash used in operations                $  (5)         $  (6)

In 1997 and 1996, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $270,000 and $200,000, respectively, to fund continuing capital improvements and maintenance items at the four properties.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees paid to affiliates of Insignia Financial Group, Inc., during 1997 and 1996, are included in operating expenses on the consolidated statement of operations and are reflected in the following table. The Corporate General Partner and its affiliates received reimbursements and fees as reflected in the following table (in thousands):

                                                   Three Months Ended
                                                        March 31,
                                                 1997                1996

Property management fees                         $ 66                $ 63
Reimbursement for services of affiliates           37                  36
Due to general partner                            185                 185

Included in "reimbursements for services of affiliates" for 1997 is approximately $10,000 in reimbursements for construction oversight costs.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                                      Average
                                                     Occupancy
Property                                         1997         1996
Essex Park Apartments
   Columbia, South Carolina                       95%          89%

Colony House Apartments
   Murfreesboro, Tennessee                        88%          93%

North River Village Apartments
   Atlanta, Georgia                               94%          96%

Willowick Apartments
   Greenville, South Carolina                     87%          93%


The Corporate General Partner attributes the increase in occupancy at Essex Park Apartments to an improving local market along with rental concessions being offered. The Corporate General Partner attributes the decreases in occupancy at Colony House Apartments and Willowick Apartments due to increased competition caused by new construction of similar units within their respective markets.

The Partnership's net income for the three months ended March 31, 1997, was approximately $154,000 versus approximately $135,000 for the corresponding period of 1996. The increase in net income is primarily attributable to an increase in rental income and a decrease in general and administrative expenses. The increase in rental income is due to increased rental rate at all of the four investment properties, which is partially offset by decreases in occupancies at three of the four investment properties.

Included in maintenance expenses for 1997 is approximately $22,000 of major repairs and maintenance comprised of landscaping and construction oversight costs.

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

At March 31, 1997, the Partnership had unrestricted cash of approximately $1,751,000 versus cash of approximately $1,303,000 at March 31, 1996. Net cash provided by operating activities increased due to the increases in net income as discussed above, accounts payable and a decrease in escrows for taxes. The decrease in escrows for taxes were offset by the decrease in accrued taxes due to the timing of the tax payments. The increase in accounts payable was due to the timing of payments to vendors. Net cash used in investing activities decreased due to a decrease in property improvements in the first quarter of 1997 versus the first quarter of 1996. Net cash used in financing activities for the first quarter of 1997 remained relatively consistent in comparison to the prior year's first quarter.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the partnership. The mortgage indebtedness of approximately $8,401,000, net of discount, is amortized over varying periods. In addition, the mortgage notes require balloon payments ranging from November 15, 2002, to October 15, 2003, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, property sales and the availability of cash reserves. No cash distributions were made in the three month period ended March 31, 1997 or 1996. The Managing General Partner anticipates making a distribution in the second quarter of 1997.


                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)  Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as part of this report.

       b)  Reports on Form 8-K:

             None filed during the quarter ended March 31, 1997.


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



                             Date:  April 18, 1997