Form 10QSB
period 1997-06-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 1997-07-29
CIK 353282

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from.........to.........

                        Commission file number 0-10260


                  SHELTER PROPERTIES III LIMITED PARTNERSHIP
      (Exact name of small business issuer as specified in its charter)


         South Carolina                                  57-0718508
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

     One Insignia Financial Plaza
      Greenville, South Carolina                            29602
(Address of principal executive offices)                  (Zip Code)

                  (Issuer's telephone number) (864) 239-1000

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  .  No      .

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                    SHELTER PROPERTIES III LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                                  (Unaudited)

                                 June 30, 1997


Assets
  Cash:
     Unrestricted                                                        $ 2,016
     Restricted--tenant security deposits                                    137
  Accounts receivable                                                         36
  Escrow for taxes                                                           250
  Restricted escrows                                                         887
  Other assets                                                               283
  Investment properties:
        Land                                            $  1,281
        Buildings and related personal property           24,286
                                                          25,567
        Less accumulated depreciation                    (13,748)         11,819

                                                                         $15,428

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                       $    74
  Tenant security deposits                                                   138
  Accrued taxes                                                              175
  Other liabilities                                                          364
  Mortgage notes payable                                                   8,360

Partners' Capital (Deficit)
  General partners                                      $    (70)
  Limited partners (55,000 units
     issued and outstanding)                               6,387           6,317

                                                                         $15,428

          See Accompanying Notes to Consolidated Financial Statements

b)                 SHELTER PROPERTIES III LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)

                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                 1997       1996      1997      1996
Revenues:
  Rental income                $1,288     $1,279     $2,556     $2,481
  Interest income                  32         24         57         51
  Other income                    112         58        164        117
     Total revenues             1,432      1,361      2,777      2,649

Expenses:
  Operating                       491        476        955        907
  General & administrative         58         56        102        112
  Maintenance                     180        228        352        393
  Depreciation                    232        227        460        450
  Interest                        191        194        384        390
  Property taxes                   89         80        179        162
     Total expenses             1,241      1,261      2,432      2,414

  Net income                   $  191     $  100     $  345     $  235

Net income allocated
  to general partners (1%)     $    1     $    1     $    3     $    2
Net income allocated
  to limited partners (99%)       190         99        342        233
                               $  191     $  100     $  345     $  235

Net income per limited
  partnership unit             $ 3.45     $ 1.79     $ 6.21     $ 4.23

          See Accompanying Notes to Consolidated Financial Statements

c)                 SHELTER PROPERTIES III LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)
                                  (Unaudited)


                                Limited
                              Partnership  General    Limited
                                 Units    Partners   Partners     Total

Original capital contributions  55,000      $   2     $27,500    $27,502

Partners' (deficit) capital
  at December 31, 1996          55,000      $ (73)    $ 6,045    $ 5,972

Net income for the six
  months ended June 30, 1997        --          3         342        345

Partners' (deficit) capital
  at June 30, 1997              55,000      $ (70)    $ 6,387    $ 6,317


               See Accompanying Notes to Consolidated Financial Statements

d)                 SHELTER PROPERTIES III LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                        1997        1996
Cash flows from operating activities:
  Net income                                           $  345      $  235
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation                                         460         450
     Amortization of discounts and loan costs              49          47
     Change in accounts:
        Restricted cash                                    --           3
        Accounts receivable                               (11)          3
        Escrows for taxes                                  19         (30)
        Other Assets                                      (40)         --
        Accounts payable                                   24        (220)
        Tenant security deposit liabilities                 1          (3)
        Accrued taxes                                     (29)        107
        Other liabilities                                 (24)        (58)

          Net cash provided by operating activities       794         534

Cash flows from investing activities:
  Property improvements and replacements                 (161)       (230)
  Deposits to restricted escrows                          (18)        (19)
  Receipts from restricted escrows                         --           9

          Net cash used in investing activities          (179)       (240)

Cash flows from financing activities:
  Payments on mortgage notes payable                     (108)       (100)
  Distributions paid                                       --        (250)

          Net cash used in financing activities          (108)       (350)

Net increase (decrease) in cash                           507         (56)

Cash and cash equivalents at beginning of period        1,509       1,294
Cash and cash equivalents at end of period             $2,016      $1,238

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $  335      $  343

          See Accompanying Notes to Consolidated Financial Statements

e)                  SHELTER PROPERTIES III LIMITED PARTNERSHIP

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties III Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty III Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - RECONCILIATION OF CASH FLOWS

The following is a reconciliation of the subtotal on the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash used in operations," as defined in the partnership agreement. However, "net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity (amounts in thousands):

                                                Six Months Ended
                                                    June 30,
                                                1997       1996

Net cash provided by operating activities      $ 794       $ 534
  Payments on mortgage notes payable            (108)       (100)
  Property improvements and replacements        (161)       (230)
  Change in restricted escrows, net              (18)        (10)
  Changes in reserves for net operating
   liabilities                                    60         198
  Additional reserves                           (567)       (395)

      Net cash used in operations              $  --       $  (3)

In 1997 and 1996, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $567,000 and $395,000, respectively, to fund continuing capital improvements and maintenance items at the four properties.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates in 1997 and 1996 (in thousands):

                                                             Six Months Ended
                                                                 June 30,
                                                             1997        1996

Property management fees (included in operating expenses)    $135        $130
Reimbursement for services of affiliates (included in
  general and administrative and operating expenses)           60          67
Due to general partner                                        185         185


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:

                                                         Average
                                                        Occupancy
Property                                              1997     1996

Essex Park Apartments
   Columbia, South Carolina                           95%       92%

Colony House Apartments
   Murfreesboro, Tennessee                            88%       93%

North River Village Apartments
   Atlanta, Georgia                                   92%       96%

Willowick Apartments
   Greenville, South Carolina                         90%       95%


The Corporate General Partner attributes the increase in occupancy at Essex Park Apartments to concessions being offered to both new tenants and those renewing their leases. The decrease in occupancy at Colony House Apartments is due to increased competition resulting from the construction of 1,500 additional units in the Murfreesboro area and passing utility costs on to the tenants. The decrease in occupancy at North River Village Apartments is due to increased competition as a result of newly constructed units which are also offering concessions. The Corporate General Partner attributes the decrease in occupancy at Willowick Apartments to increased competition resulting from the construction of over 2,500 units in the Greenville area in the past year.

The Partnership's net income for the three and six month periods ended June 30, 1997, was approximately $191,000 and $345,000, respectively, compared to net income of approximately $100,000 and $235,000, respectively, for the same periods of 1996. The increase in net income is primarily due to increases in rental income, interest income and other income for both the three and six month periods. Also attributing to the increase in net income is the decrease in general and administrative and maintenance expenses. The increase in rental income is a result of increased rental rates at all of the investment properties within the partnership. These rental rate increases have been slightly offset by a decrease in occupancy at all of the investment properties except for Essex Park Apartments which has increased in comparison to the prior year. The increase in interest income has resulted from increased cash balances in interest bearing bank accounts and increased interest rates. The increase in other income is due to utility fees being passed on to the tenants and the receipt of a tax refund from North River Village's taxing authority pertaining to the 1996 tax year. The decrease in maintenance expense is attributable to a decrease in exterior building improvements at both Colony House and Essex Park. These expenditures performed in 1996 were related to an effort to improve curb appeal and increase traffic. Offsetting the increase in net income was the increase in property tax expense at North River Village Apartments due to an increase in the assessed value by the taxing authority.

Included in maintenance expenses for 1997 is approximately $34,000 of major repairs and maintenance comprised of landscaping, construction oversight costs, window coverings and pool repairs. In 1996 maintenance expenses included approximately $61,000 of major repairs and maintenance comprised of exterior building repairs and improvements, landscaping, pool repairs, parking lot repairs and new window coverings.

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

At June 30, 1997 the Partnership had unrestricted cash of approximately $2,016,000 compared to approximately $1,238,000 at June 30, 1996. Net cash provided by operating activity increased primarily as a result of an increase in net income as discussed above, an increase in accounts payable due to the timing of payments to vendors and a decrease in tax escrows. These increases were offset by an increase in accounts receivable resulting from the timing of collections from tenants and decreases in accrued taxes due to the timing of tax payments. Net cash used in investing activities decreased as a result of decreases in cash used to purchase property improvements and replacements and a decrease in receipts from restricted escrows. Net cash used in financing activity decreased due to a decrease in distributions during the six month period ended June 30, 1997.

The Partnership has no material capital programs scheduled to be performed in 1997, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $8,360,000, net of discount, is amortized over varying periods. In addition, the mortgage notes require balloon payments ranging from November 15, 2002, to October 15, 2003, at which time the properties will either be refinanced or sold. No cash distributions were made in the six month period ended June 30, 1997. During the six month period ended June 30, 1996, a cash distribution of $250,000 was paid. The Corporate General Partner anticipates making a distribution in the third quarter of 1997. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.



                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as part of this report.

       b) Reports on Form 8-K:

          None filed during the quarter ended June 30, 1997.




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



                             SHELTER PROPERTIES III LIMITED PARTNERSHIP

                             By: Shelter Realty III Corporation
                                 Corporate General Partner


                             By: /s/ William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


                             By: /s/ Ronald Uretta
                                 Ronald Uretta
                                 Treasurer
                                 (Principal Financial Officer
                                 and Principal Accounting Officer)


                             Date:  July 29, 1997