Form 10QSB
period 1997-09-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 1997-11-13
CIK 353282

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997

                                       or

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

                                 (864) 239-1000
                          (Issuer's telephone number)

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

                               September 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                   $ 1,512
     Restricted--tenant security deposits                               127
  Accounts receivable                                                    38
  Escrow for taxes                                                      278
  Restricted escrows                                                    896
  Other assets                                                          282
  Investment properties:
     Land                                               $  1,281
     Buildings and related personal property              24,483
                                                          25,764
     Less accumulated depreciation                       (13,988)    11,776

                                                                    $14,909

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                  $   151
  Tenant security deposits                                              127
  Accrued property taxes                                                209
  Other liabilities                                                     375
  Mortgage notes payable                                              8,319

Partners' Capital (Deficit)
  General partners'                                     $    (76)
  Limited partners' (55,000 units
     issued and outstanding)                               5,804      5,728

                                                                    $14,909



          See Accompanying Notes to Consolidated Financial Statements


b)                 SHELTER PROPERTIES III LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)



                                 Three Months Ended    Nine Months Ended
                                    September 30,        September 30,
                                  1997       1996      1997       1996
Revenues:
  Rental income                 $1,305     $1,272    $3,861      $3,753
  Other income                     111         92       332         260
     Total revenues              1,416      1,364     4,193       4,013

Expenses:
  Operating                        526        456     1,481       1,363
  General and administrative        49         46       151         158
  Maintenance                      218        233       570         626
  Depreciation                     240        236       700         686
  Interest                         188        195       572         585
  Property taxes                    84         99       263         261
     Total expenses              1,305      1,265     3,737       3,679

  Net income                    $  111     $   99    $  456      $  334

Net income allocated to
  general partners' (1%)        $    1     $    1    $    4      $    3

Net income allocated to
  limited partners' (99%)          110         98       452         331
                                $  111     $   99    $  456      $  334
Net income per limited
  partnership unit              $ 2.00     $ 1.78    $ 8.21      $ 6.01

           See Accompanying Notes to Consolidated Financial Statements


c)                  SHELTER PROPERTIES III LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)
                                  (Unaudited)



                                 Limited
                               Partnership  General     Limited
                                  Units    Partners'   Partners'       Total

Original capital contributions   55,000      $   2      $27,500      $27,502

Partners' (deficit) capital
  at December 31, 1996           55,000      $ (73)     $ 6,045      $ 5,972

Net income for the nine months
  ended September 30, 1997           --          4          452          456

Distributions paid                   --         (7)        (693)        (700)

Partners' (deficit) capital
  at September 30, 1997          55,000      $ (76)     $ 5,804      $ 5,728

          See Accompanying Notes to Consolidated Financial Statements


d)                 SHELTER PROPERTIES III LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)



                                                        Nine Months Ended
                                                           September 30,
                                                         1997       1996
Cash flows from operating activities:
  Net income                                           $  456      $  334
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                          700         686
    Amortization of discounts and loan costs               72          71
    Change in accounts:
      Restricted cash                                      10           3
      Accounts receivable                                 (13)          8
      Escrows for taxes                                    (9)        (34)
      Other assets                                        (47)        (22)
      Accounts payable                                    101        (246)
      Tenant security deposit liabilities                 (10)         (2)
      Accrued property taxes                                5         140
      Other liabilities                                   (13)          5

         Net cash provided by operating activities      1,252         943

Cash flows from investing activities:
  Property improvements and replacements                 (358)       (409)
  Deposits to restricted escrows                          (27)        (27)
  Receipts from restricted escrows                         --          10

         Net cash used in investing activities           (385)       (426)

Cash flows from financing activities:
  Payments on mortgage notes payable                     (164)       (152)
  Distributions paid                                     (700)       (250)

         Net cash used in financing activities           (864)       (402)

Net increase in unrestricted cash and cash                  3         115
  equivalents

Unrestricted cash and cash equivalents at beginning
  of period                                             1,509       1,294

Unrestricted cash and cash equivalents at end
  of period                                            $1,512      $1,409

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $  501      $  513

          See Accompanying Notes to Consolidated Financial Statements

e)                  SHELTER PROPERTIES III LIMITED PARTNERSHIP

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties III Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty III Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

                                                 Nine Months Ended
                                                   September 30,
                                                 1997         1996

Net cash provided by operating activities      $1,252        $ 943
  Payments on mortgage notes payable             (164)        (152)
  Property improvements and replacements         (358)        (409)
  Change in restricted escrows, net               (27)         (17)
  Changes in reserves for net operating
   liabilities                                    (24)         148
  Additional reserves                            (679)        (515)

      Net cash used in operations              $   --        $  (2)

In 1997 and 1996, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $679,000 and $515,000, respectively, to fund continuing capital improvements and maintenance items at the four properties.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates in 1997 and 1996:


                                                            Nine Months Ended
                                                              September 30,
                                                             (in thousands)
                                                               1997   1996

Property management fees (included in operating expenses) $204 $197 Reimbursement for services of affiliates, including approximately $11,000 and $5,000 of construction oversight reimbursements in 1997 and 1996, respectively (included in
  general and administrative and maintenance expenses)         101      78
Due to general partner                                         185     185


For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

On September 26, 1997, an affiliate of the General Partner purchased Lehman Brothers' Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Essex Park Apartments, Colony House Apartments and Willowick Apartments owned by the Partnership.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1997 and 1996:

                                                          Average
                                                         Occupancy
Property                                               1997      1996

Essex Park Apartments
   Columbia, South Carolina                            95%        94%

Colony House Apartments
   Murfreesboro, Tennessee                             89%        92%

North River Village Apartments
   Atlanta, Georgia                                    91%        96%

Willowick Apartments
   Greenville, South Carolina                          92%        94%


The Corporate General Partner attributes the decrease in occupancy at North River Village Apartments to increased competition as a result of newly constructed units which are also offering concessions. Also contributing to the decrease in occupancy is increased crime rates in the area, which is causing residents to move to gated complexes.

The Partnership's net income for the three and nine month periods ended September 30, 1997, was approximately $111,000 and $456,000, respectively, compared to net income of approximately $99,000 and $334,000, respectively, for the corresponding periods of 1996. The increase in net income is primarily due to increases in total revenues for both the three and nine month periods.
Also attributing to the increase in net income is the decrease in maintenance expense. The increase in rental income is a result of increased rental rates at all of the investment properties within the Partnership, except for Colony House Apartments. These rental rate increases have been slightly offset by a decrease in occupancy at all of the investment properties except for Essex Park Apartments which has increased in comparison to the prior year. The increase in other income has resulted from increased cash balances in interest bearing bank accounts and increased interest rates. The increase in other income is also attributable to utility fees being passed on to the tenants and the receipt of a tax refund from North River Village's taxing authority pertaining to the 1996 tax year. The decrease in maintenance expense is attributable to a decrease in exterior building improvements at both Colony House and Essex Park. These expenditures performed in 1996 were related to an effort to improve curb appeal and increase traffic. Partially offsetting the increase in net income was the increase in operating expense due to increased concessions at all of the investment properties, except Essex Park Apartments. Tax expense decreased for the three month period ended September 30, 1997 due to a decrease in assessed value at North River Village.

Included in maintenance expenses for 1997 is approximately $71,000 of major repairs and maintenance comprised of major landscaping, construction oversight costs, window coverings and tennis court repairs. In 1996 maintenance expenses included approximately $124,000 of major repairs and maintenance comprised of exterior and interior building repairs and improvements, major landscaping, and exterior painting.

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

At September 30, 1997 the Partnership had unrestricted cash and cash equivalents of approximately $1,512,000 compared to approximately $1,409,000 at September 30, 1996. Net cash provided by operating activities increased primarily as a result of an increase in net income, as discussed above, an increase in accounts payable due to the timing of payments to vendors and a decrease in tax escrows. These increases were offset by an increase in accounts receivable resulting from the timing of collections from tenants and decreases in accrued taxes due to the timing of tax payments. Net cash used in investing activities decreased as a result of decreases in cash used to purchase property improvements and replacements. Net cash used in financing activity increased due to an increase in distributions during the nine month period ended September 30, 1997, as compared to the nine months ended September 30, 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $8,319,000, net of discount, is amortized over varying periods. In addition, the mortgage notes require balloon payments ranging from November 15, 2002, to October 15, 2003, at which time the properties will either be refinanced or sold. A cash distribution was made in the nine month period ended September 30, 1997 of $700,000. During the nine month period ended September 30, 1996, a cash distribution of $250,000 was paid. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves.



                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a) Exhibits:

          Exhibit 27, Financial Data Schedule, is filed as part of this report.

       b) Reports on Form 8-K:

          None filed during the quarter ended September 30, 1997.

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

                             Date: November 13, 1997