Form 10KSB
period 1997-12-31
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 1998-03-05
CIK 353282

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $5,567,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market Value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Corporate General Partner's belief that the aggregate market value of the voting Partnership interests would not exceed $25,000,000.

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


ITEM 2.DESCRIPTION OF PROPERTIES:

The following table sets forth the Registrant's investments in properties:

                                 Date of
      Property                   Purchase     Type of Ownership          Use

Essex Park Apartments            10/29/81   Fee ownership subject     Apartment
 Columbia, South Carolina                   to first and second       323 units
                                            mortgages

Colony House Apartments          10/31/81   Fee ownership subject     Apartment
 Murfreesboro, Tennessee                    to first and second       194 units
                                            mortgages

North River Village Apartments   04/21/82   Fee ownership subject     Apartment
 Atlanta, Georgia                           to first and second       133 units
                                            mortgages

Willowick Apartments             06/30/82   Fee ownership subject     Apartment
 Greenville, South Carolina                 to first and second       180 units
                                            mortgages



SCHEDULE OF PROPERTIES:
(in thousands)

                                  Gross
                                 Carrying  Accumulated                  Federal
Property                          Value    Depreciation  Rate  Method  Tax Basis

Essex Park Apartments            $ 9,928   $ 5,443       5-36   S/L     $1,579
Colony House Apartments            5,733     3,180       5-36   S/L        666
North River Village Apartments     5,663     3,129       5-32   S/L        922
Willowick Apartments               4,556     2,477       5-32   S/L        675

      Totals                     $25,880   $14,229                      $3,842


See "Note A" of the financial statements included in "Item 7" for a description of the partnership's depreciation policy.

SCHEDULE OF MORTGAGES:

                           Principal                                 Principal
                          Balance At   Stated                         Balance
                         December 31, Interest   Period    Maturity   Due At
Property                    1997        Rate    Amortized    Date    Maturity

Essex Park Apartments
 1st mortgage             $3,116        7.60%      (1)    11/15/02     $2,552
 2nd mortgage                109        7.60%      none   11/15/02        109

Colony House Apartments
 1st mortgage              2,323        7.60%      (1)    11/15/02      1,903
 2nd mortgage                 81        7.60%      none   11/15/02         81

North River Village
 1st mortgage              1,652        7.83%      (2)    10/15/03      1,489
 2nd mortgage                 54        7.83%      none   10/15/03         54

Willowick Apartments
 1st mortgage              1,217        7.60%      (1)    11/15/02        997
 2nd mortgage                 43        7.60%      none   11/15/02         43
                           8,595
Less unamortized
present value discounts     (319)

  Total                  $ 8,276

(1) The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.

(2) The principal balance is being amortized over 344 months with a balloon payment due October 15, 2003.


SCHEDULE OF RENTAL RATES AND OCCUPANCY:
(dollar amounts in thousands)


                              Average Annual           Average Annual
                               Rental Rates              Occupancy
Property                     1997         1996          1997      1996

Essex Park                 $6,084       $5,874          95%        94%
Colony House                7,470        7,285          90%        92%
North River Village         8,826        8,385          91%        96%
Willowick                   5,688        5,560          92%        93%


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

SCHEDULE OF REAL ESTATE TAXES AND RATES:
(dollar amounts in thousands)


                                       1997          1997
                                     Billing         Rate

Essex Park                            $116         27.11%
Colony House                            97          5.63%
North River Village                     66          3.95%
Willowick                               67         30.63%

ITEM 3. LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Corporate General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 1997, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.



                                      PART II


ITEM 5. MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND RELATED PARTNER MATTERS

As of December 31, 1997, there was minimal trading of the Units in the secondary market establishing a high and low value of $208 and $175, respectively, per Unit quoted in the October/November 1997 edition of The Partnership Spectrum. There are 2,117 holders of record owning an aggregate of 55,000 Units of which at December 31, 1997, Insignia Properties, L.P., an affiliate of Insignia, owned 18,549 units. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

Cash distributions of approximately $700,000 and $250,000 were declared and paid in the years ended December 31, 1997 and 1996, respectively. A distribution of $500,000 was made during the first quarter of 1998. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the Reserve Account until the Reserve Account is funded an amount equal to $1,000 per apartment unit for Colony House, Essex Park, and Willowick and $400.00 per apartment unit for North River Village.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income as shown in the financial statements for the year ended December 31, 1997, was approximately $491,000 versus net income of approximately $413,000 for 1996, (see "Note D" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable income
(loss). The increase in net income is primarily attributable to an increase in rental income and other income. The increase in rental income is due to increases in average rental rates at all investment properties within the Partnership. These rental rate increases have been slightly offset by a decrease in occupancy at all of the investment properties except for Essex Park Apartments which has increased in comparison to the prior year. The increase in other income is the result of increased cash balances in interest bearing bank accounts and increased interest rates. The increase in other income is also attributable to utility fees being passed on to the tenants and the receipt of a tax refund from North River Village's taxing authority pertaining to the 1996 tax year.

Partially offsetting the increase in net income are increases in operating expenses and property taxes. The increase in operating expenses is partially due to increases in concessions at all properties in an effort to increase occupancy and an increase in utilities at North River Apartments. The increase in utilities at North River Apartments is a result of the property having several major leaks that have been repaired. These increases in operating expenses are partially offset by a decrease in maintenance expenses. The decrease in maintenance is attributable to a decrease in exterior building improvements at Colony House and Essex Park. These expenditures performed in 1996 were related to an effort to improve curb appeal and increase traffic. Property taxes increased for the year ended December 31, 1997 at Essex Park due to a 1996 appeal being lost which resulted in a tax payment for 1996 in 1997. Property taxes also increased at Willowick due to an increase in assessed value. Partially offsetting these increases in property taxes was a decrease in taxes at North River due to a decrease in assessed value as a result of a 1996 tax appeal.

Included in operating expense for the year ended December 31, 1997 is approximately $127,000 of major repairs and maintenance comprised primarily of tennis court repairs, exterior building improvements, major landscaping, exterior painting and window coverings. Included in operating expense for the year ended December 31, 1996 is approximately $209,000 of major repairs and maintenance comprised primarily of interior and exterior building improvements, tennis court repairs, and major landscaping.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership had cash and cash equivalents of approximately $1,624,000 compared to approximately $1,509,000 at December 31, 1996. The net increase in cash and cash equivalents for the years ended December 31, 1997 and 1996 is $115,000 and $215,000, respectively. Net cash provided by operating activities increased due to the increase in net income as discussed above, an increase in accounts payable due to the timing of payments to vendors, and a decrease in receivables and deposits due to a reduction in required tax and insurance escrows. Partially offsetting the increase in net cash provided by operating activities was a decrease in accrued property taxes. The decrease in accrued property taxes was due to part of 1996 taxes being paid in January 1997 as a result of tax appeals, and all of the 1997 taxes being paid in December 1997. Net cash used in investing activities decreased primarily as result of a decrease in property improvements and replacements in 1997. Net cash used in financing activities increased due to an increase in distributions to Partners in 1997 as compared to 1996.

The Partnership has no material capital programs scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $8,276,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002, to October 15, 2003, at which time the individual properties will either be sold or refinanced. Cash distributions of approximately $700,000 and $250,000 were paid during the years ended December 31, 1997 and 1996, respectively. A distribution of $500,000 was made during the first quarter of 1998. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves.

Year 2000

The Partnership is dependent upon the Corporate General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Corporate General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.  FINANCIAL STATEMENTS

SHELTER PROPERTIES III LIMITED PARTNERSHIP

LIST OF FINANCIAL STATEMENTS

 Report of Ernst & Young LLP, Independent Auditors

 Consolidated Balance Sheet - December 31, 1997

 Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

 Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended
    December 31, 1997 and 1996

 Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

 Notes to Consolidated Financial Statements













                 Report of Ernst & Young LLP, Independent Auditors


The Partners
Shelter Properties III Limited Partnership


We have audited the accompanying consolidated balance sheet of Shelter Properties III Limited Partnership as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties III Limited Partnership at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                     /s/ERNST & YOUNG LLP

Greenville, South Carolina
January 23, 1998

                     SHELTER PROPERTIES III LIMITED PARTNERSHIP

                             CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)
                                 December 31, 1997

Assets
  Cash and cash equivalents                                     $ 1,624
  Receivables and deposits                                          229
  Restricted escrows                                                906
  Other assets                                                      244
  Investment properties:
       Land                                          $  1,281
       Buildings and related personal property         24,599
                                                       25,880
       Less accumulated depreciation                  (14,229)   11,651

                                                                $14,654

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                              $   117
  Tenant security deposit liabilities                               120
  Other liabilities                                                 378
  Mortgage notes payable                                          8,276

Partners' Capital (Deficit)
  General partners                                   $    (75)
  Limited partners (55,000 units
       issued and outstanding)                          5,838     5,763

                                                                $14,654


          See Accompanying Notes to Consolidated Financial Statements


                   SHELTER PROPERTIES III LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                   Years Ended December 31,
                                                      1997          1996
Revenues:
 Rental income                                       $5,140        $5,036
 Other income                                           427           341
   Total revenues                                     5,567         5,377

Expenses:
 Operating                                            2,790         2,727
 General and administrative                             207           205
 Depreciation                                           941           923
 Interest                                               762           776
 Property taxes                                         376           333
   Total expenses                                     5,076         4,964

 Net income                                          $  491        $  413

Net income allocated to general partners (1%)        $    5        $    4
Net income allocated to limited partners (99%)          486           409
                                                     $  491        $  413

Net income per limited partnership unit              $ 8.84        $ 7.43

          See Accompanying Notes to Consolidated Financial Statements


                   SHELTER PROPERTIES III LIMITED PARTNERSHIP

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)



                                 Limited
                               Partnership   General    Limited
                                  Units     Partners   Partners    Total

Original capital contributions    55,000      $  2      $27,500   $27,502

Partners' (deficit) capital
 at December 31, 1995             55,000      $(77)     $ 5,886   $ 5,809

Distributions to partners             --        --         (250)     (250)

Net income for the year
 ended December 31, 1996              --         4          409       413

Partners' (deficit) capital
 at December 31, 1996             55,000       (73)       6,045     5,972

Distributions to partners             --        (7)        (693)     (700)

Net income for the year
 ended December 31, 1997              --         5          486       491

Partners' (deficit) capital
 at December 31, 1997             55,000      $(75)     $ 5,838   $ 5,763


          See Accompanying Notes to Consolidated Financial Statements


                   SHELTER PROPERTIES III LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Years ended December 31,
                                                          1997           1996
Cash flows from operating activities:
  Net income                                           $   491         $   413
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation                                           941             923
    Amortization of discounts and loan costs                95              94
    Change in accounts:
      Receivables and deposits                             202             (76)
      Other assets                                         (19)             (7)
      Accounts payable                                      67            (221)
      Tenant security deposit liabilities                  (17)             (4)
      Accrued property taxes                              (204)            149
      Other liabilities                                    (10)            (69)

       Net cash provided by operating activities         1,546           1,202

Cash flows from investing activities:
  Property improvements and replacements                  (474)           (507)
  Deposits to restricted escrows                           (37)            (26)

       Net cash used in investing activities              (511)           (533)

Cash flows from financing activities:
  Payments on mortgage notes payable                      (220)           (204)
  Partners' distributions                                 (700)           (250)

       Net cash used in financing activities              (920)           (454)

Net increase in cash and cash equivalents                  115             215

Cash and cash equivalents at beginning of year           1,509           1,294
Cash and cash equivalents at end of year               $ 1,624         $ 1,509

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $   666         $   681

          See Accompanying Notes to Consolidated Financial Statements

                   SHELTER PROPERTIES III LIMITED PARTNERSHIP

                   Notes to Consolidated Financial Statements


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Shelter Properties III Limited Partnership (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina pursuant to a Certificate and Agreement of Limited Partnership filed May 15, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership, N. Barton Tuck, Jr., is effectively prohibited by the Partnership's Partnership Agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is an indirect subsidiary of Insignia Financial Group, Inc. ("Insignia"). The directors and officers of the Corporate General Partner also serve as executive officers of Insignia. The Partnership Agreement terminates December 31, 2021. The Partnership commenced operations on October 29, 1981, and completed its acquisition of apartment properties on June 30, 1982. The Partnership operates four apartment properties located in the South. Insignia Properties, L.P., an affiliate of Insignia owned 18,549 units of the Partnership at December 31, 1997.

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its one 99.99% owned partnership. The General Partner of the consolidated partnership is Shelter Realty III Corporation. Shelter Realty III Corporation may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

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


                                                     Years Ended December 31,
                                                          (in thousands)
                                                        1997          1996

Net cash provided by operating activities             $1,546       $1,202
   Property improvements and replacements               (474)        (507)
   Payments on mortgage notes payable                   (220)        (204)
   Changes in reserves for net operating
       liabilities                                       (19)         228
   Changes in restricted escrows, net                    (37)         (26)
   Additional operating reserves                        (296)        (700)

       Net cash provided by (used in) by operations   $  500       $   (7)


The Corporate General Partner believes it to be in the best interest of the Partnership to reserve an additional $296,000 and $700,000 at December 31, 1997 and 1996, respectively, to fund continuing capital improvements of its investment properties. Distributions made from reserves no longer considered necessary by the general partners are considered to be additional net cash from operations for allocation purposes. During the years ended December 31, 1997 and 1996, the Corporate General Partner made distributions of approximately $700,000 and $250,000 respectively. A distribution of $500,000 was made during the first quarter of 1998.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the statements of operations and changes in partners' capital (deficit) for 1997 and 1996 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for 1997 and 1996 was computed as 99% of net income divided by 55,000 units outstanding.

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations.
The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The decrease in other reserves during 1997 was approximately $19,000 and the increase in 1996 was approximately $228,000, which amounts were determined by considering changes in the balances of receivables and deposits, accounts payable, tenant security deposit liabilities, and accrued taxes and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances. During 1997 and 1996, the Corporate General Partner reserved an additional $296,000 and $700,000, respectively, for expected capital improvements.

Restricted Escrows:

   Capital Improvement Account - At the time of the refinancing of North River Village Apartments in 1993, approximately $546,000 of the refinancing proceeds were designated for a "capital improvement escrow" for certain capital improvements. At December 31, 1997, the balance remaining in the escrow for this property was approximately $15,000. Upon completion of the scheduled property improvements, any excess funds will be returned for property operations.

   Reserve Account - In addition to the Capital Improvement Account, a general reserve account was established with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. In connection with the 1992 refinancing, the Partnership is required to deposit net operating income (as defined in the mortgage note) from Colony House Apartments, Essex Park Apartments and Willowick Apartments to the respective reserve account until they equal $1,000 per apartment unit or $698,000 in total. The balance at December 31, 1997, for these three properties is approximately $760,000, including interest earned on these funds. In connection with the 1993 refinancing of North River Village, a reserve account was established and fully funded at $400 per apartment unit or approximately $53,000 in total. The balance at December 31, 1997, was approximately $61,000, including interest earned on these funds.

Escrows for Taxes: All escrow funds are designated for the payment of real estate taxes and are held by the Partnership. These funds totaled approximately $70,000 at December 31, 1997 and are included in receivables and deposits.

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

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising expense, which is included in operating expenses, was approximately $94,000 and $83,000 for the years ended December 31, 1997 and 1996, respectively.

Loan Costs: Loan costs of approximately $408,000 less accumulated amortization of approximately $195,000 are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market funds and Certificates of Deposit with original maturities less than 90 days.
At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1997 and 1996, no adjustments for impairment of value were recorded.

Fair Value of Financial Instruments: "SFAS No. 107, Disclosures about Fair Value of Financial Instruments", as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Reclassifications: Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE B - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (in thousands, except monthly payment):


                         Principal    Monthly                      Principal
                         Balance At   Payment    Stated             Balance
                        December 31, Including  Interest  Maturity  Due At
Property                    1997      Interest    Rate      Date   Maturity

Essex Park Apartments
 1st mortgage            $ 3,116     $27,812     7.60%   11/15/02   $2,552
 2nd mortgage                109         690     7.60%   11/15/02      109

Colony House Apartments
 1st mortgage              2,323      20,736     7.60%   11/15/02    1,903
 2nd mortgage                 81         515     7.60%   11/15/02       81

North River Village
 1st mortgage              1,652      12,654     7.83%   10/15/03    1,489
 2nd mortgage                 54         349     7.83%   10/15/03       54

Willowick Apartments
 1st mortgage              1,217      10,862     7.60%   11/15/02      997
 2nd mortgage                 43         270     7.60%   11/15/02       43
                           8,595     $73,888
Less unamortized
present value discounts     (319)

  Total                  $ 8,276

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

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997, are as follows (in thousands):

            1998                          $  238
            1999                             256
            2000                             277
            2001                             299
            2002                           5,957
       Thereafter                          1,568
                                          $8,595

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

                                                            For the Years Ended
                                                                December 31,
                                                               1997      1996

  Property management fees (included in operating expenses) $272 $265 Reimbursement for services of affiliates, including approximately $13,000 and $5,000 of construction
     oversight reimbursements in 1997 and 1996,
     respectively, (included in investment properties,
     general and administrative and operating expenses)         140       131
  Due to General Partner                                        185       185
  Due from General Partner                                       11        11

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

On September 26, 1997, an affiliate of the General Partner purchased Lehman Brothers Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Essex Park Apartments, Colony House Apartments and Willowick Apartments owned by the Partnership.

NOTE D - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable loss (in thousands, except per unit data):


                                        1997             1996

Net income as reported                $  491           $  413
Add (deduct):
  Amortization of present
   value discounts                        (1)              (4)
   Depreciation differences              336             (452)
   Change in prepaid rental               42              (52)
   Other                                 (16)             (37)

Federal taxable income (loss)         $  852           $ (132)

Federal taxable income (loss) per
   limited partnership unit           $15.34           $(2.37)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


     Net assets as reported                            $  5,763
      Land and buildings                                  3,086
      Accumulated depreciation                          (10,896)
      Syndication fees                                    3,246
      Other                                                 248
            Net assets - tax basis                     $  1,447


NOTE E - REAL ESTATE AND ACCUMULATED DEPRECIATION

Investment Properties
(in thousands)

                                              Initial Cost
                                             To Partnership
                                             (in thousands)

                                                  Buildings       Cost
                                                 and Related  Capitalized
                                                   Personal  Subsequent to
Description                  Encumbrances  Land    Property   Acquisition

Essex Park Apartments
  Columbia, South Carolina    $3,225     $  473   $ 7,406      $2,049

Colony House Apartments
  Murfreesboro, Tennessee      2,404        183     4,408       1,142

North River Village Apts.
  Atlanta, Georgia             1,706        336     4,085       1,242

Willowick Apartments
  Greenville, South Carolina   1,260        289     3,563         704

Totals                        $8,595     $1,281   $19,462      $5,137


                                  Gross Amount At Which Carried
                                      At December 31, 1997
                                         (in thousands)

                                             Buildings
                                            And Related
                                             Personal                 Accumulated     Date of        Date    Depreciable
   Description                     Land      Property       Total    Depreciation   Construction   Acquired   Life-Years
Essex Park Apartments
 Columbia, South Carolina        $  473     $ 9,455        $ 9,928    $ 5,443           1973      10/29/81       5-36

Colony House Apartments
 Murfreesboro, Tennessee            183       5,550          5,733      3,180        1970-1972    10/30/81       5-36

North River Village Apartments
 Atlanta, Georgia                   336       5,327          5,663      3,129           1969      04/21/82       5-32

Willowick Apartments
 Greenville, South Carolina         289       4,267          4,556      2,477           1974      06/30/82       5-32

 Totals                          $1,281     $24,599        $25,880    $14,229


Reconciliation of "Real Estate and Accumulated Depreciation:"

                                            Years Ended December 31,
                                              1997            1996
Investment Properties
Balance at beginning of year                $25,406         $24,903
   Property improvements                        474             507
   Disposals of property                         --              (4)
Balance at end of year                      $25,880         $25,406

Accumulated Depreciation
Balance at beginning of year                $13,288         $12,368
   Additions charged to expense                 941             923
   Disposals of property                         --              (3)
Balance at end of year                      $14,229         $13,288

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, are $28,966,139 and $28,492,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, are $25,124,342 and $24,519,000, respectively.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                    PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

Individual General Partner - N. Barton Tuck, Jr., age 59, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and directors of Shelter Realty III Corporation are set forth below. There are no family relationships between or among any officers or directors.


     NAME OF INDIVIDUAL            POSITION                    AGE

     William H. Jarrard, Jr.       President/Director          51

     Ronald Uretta                 Vice President/Treasurer    41

     Martha L. Long                Controller                  38

     Daniel M. LeBey               Vice President/Secretary    32

     Robert D. Long, Jr.           Vice President              30

     Kelley M. Buechler            Assistant Secretary         40


William H. Jarrard, Jr. has been President and Director of the Corporate General Partner since August 1994. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Corporate General Partner since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Corporate General Partner since August 1994 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the Corporate General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller and was promoted to Senior Vice President - Finance in January 1997.
Prior to that time, she was Senior Vice President and Controller of the First Savings Bank in Greenville, South Carolina.

Robert D. Long, Jr. has been Vice President of the Corporate General Partner since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the Corporate General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Corporate General Partner since June 1996 and Assistant Secretary of Insignia since January 1991.

ITEM 10.  EXECUTIVE COMPENSATION

Neither the Individual General Partner nor any of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1997.

                                           Number
Entity                                    of Units    Percentage

Insignia Properties, L.P.                  18,549       33.73%

Insignia Properties, L.P. is an affiliate of Insignia.  (See Item 1).

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 200 Units as required by the terms of the partnership agreement governing the Partnership. The Individual General Partner owns 4 limited partnership units.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Individual General Partner and the Corporate General Partner collectively received distributions of $7,000 from operations as General Partner during the year ended December 31, 1997. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to the material contained in the Prospectus under the heading PROFITS AND LOSSES AND CASH DISTRIBUTIONS.

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The Partnership has a property management agreement with Insignia Residential Group, L.P. pursuant to which Insignia Residential Group, L.P. has assumed direct responsibility for day-to-day management of the Partnership's properties. This service includes the supervision of leasing, rent collection, maintenance, budgeting, employment of personnel, payment of operating expenses, etc. Insignia Residential Group, L.P. receives a property management fee equal to 5% of apartment revenues. The following amounts were paid or accrued to the Corporate General Partner and affiliates in 1997 and 1996 (in thousands):


                                                            For the Years Ended
                                                                December 31,
                                                               1997      1996

  Property management fees                                     $272      $265
  Reimbursement for services of affiliates, including
     approximately $13,000 and $5,000 of construction
     oversight reimbursements in 1997 and 1996, respectively    140       131
  Due to General Partner                                        185       185
  Due from General Partner                                       11        11

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

On September 26, 1997, an affiliate of the General Partner purchased Lehman
Brothers Class "D" subordinated bonds   of SASCO, 1992-M1.  These bonds are
secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Essex Park Apartments, Colony House Apartments and Willowick Apartments owned by the Partnership.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

    Exhibit 27, Financial Data Schedule, is filed as part of this report.

(b) Reports on Form 8-K filed in the fourth quarter of fiscal year 1997:

    None.



                                     SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                 SHELTER PROPERTIES III LIMITED PARTNERSHIP

                 By: Shelter Realty III Corporation
                     Corporate General Partner


                 By: /s/William H. Jarrard, Jr.
                     William H. Jarrard, Jr.
                     President/Director


                 Date: March 5, 1998



  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/William H. Jarrard, Jr.                     Date:  March 5, 1998
William H. Jarrard, Jr.
President/Director

/s/Ronald Uretta                               Date:  March 5, 1998
Ronald Uretta
Vice President/Treasurer

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