Form 10QSB
period 1998-03-31
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 1998-05-05
CIK 353282

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998

                                       or

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

                                 (864) 239-1000
                           Issuer's telephone number

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
                                  (Unaudited)

                                 March 31, 1998




Assets
  Cash and cash equivalents                                  $ 1,392
  Receivables and deposits                                       311
  Restricted escrows                                             910
  Other assets                                                   216
  Investment properties:
    Land                                        $  1,281
    Buildings and related personal property       24,666
                                                  25,947
     Less accumulated depreciation               (14,451)     11,496

                                                             $14,325


Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                           $    54
  Tenant security deposit liabilities                            121
  Accrued property taxes                                          92
  Other liabilities                                              363
  Mortgage notes payable                                       8,232

Partners' Capital (Deficit)
  General partners                              $    (78)
  Limited partners (55,000 units
     issued and outstanding)                       5,541       5,463

                                                             $14,325


          See Accompanying Notes to Consolidated Financial Statements


b)
                   SHELTER PROPERTIES III LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)



                                                    Three Months Ended
                                                         March 31,
                                                    1998          1997
Revenues:
 Rental income                                     $1,238        $1,253
 Other income                                          87            77
    Total revenues                                  1,325         1,330

Expenses:
  Operating                                           571           621
  General and administrative                           52            44
  Depreciation                                        222           228
  Interest                                            188           193
  Property taxes                                       92            90
    Total expenses                                  1,125         1,176

Net income                                         $  200        $  154

Net income allocated to
  general partners (1%)                            $    2        $    2
Net income allocated to
  limited partners (99%)                              198           152
                                                   $  200        $  154

Net income per limited
  partnership unit                                 $ 3.60        $ 2.76


          See Accompanying Notes to Consolidated Financial Statements
c)
                   SHELTER PROPERTIES III LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)
                                  (Unaudited)

                                   Limited
                                 Partnership    General      Limited
                                    Units       Partners     Partners     Total
Original capital contributions     55,000        $   2      $27,500      $27,502

Partners' (deficit) capital
  at December 31, 1997             55,000        $ (75)     $ 5,838      $ 5,763

Distributions to partners              --           (5)        (495)        (500)

Net income for the three months
  ended March 31, 1998                 --            2          198          200

Partners' (deficit) capital
  at March 31, 1998                55,000        $ (78)     $ 5,541      $ 5,463

          See Accompanying Notes to Consolidated Financial Statements

d)
                   SHELTER PROPERTIES III LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                            1998         1997
Cash flows from operating activities:
  Net income                                              $  200       $  154
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                             222          228
    Amortization of discounts and loan costs                  24           25
    Change in accounts:
      Receivables and deposits                               (82)         116
      Other assets                                            18           (3)
      Accounts payable                                       (63)           2
      Tenant security deposit liabilities                      1           (3)
      Accrued property taxes                                  92         (117)
      Other liabilities                                      (15)         (23)

         Net cash provided by operating activities           397          379

Cash flows from investing activities:
  Property improvements and replacements                     (67)         (79)
  Deposits to restricted escrows                              (4)          (9)

         Net cash used in investing activities               (71)         (88)

Cash flows from financing activities:
  Payments on mortgage notes payable                         (58)         (54)
  Partners' distributions                                   (500)          --

         Net cash used in financing activities              (558)         (54)

Net (decrease) increase in cash and cash equivalents        (232)         237

Cash and cash equivalents at beginning of period           1,624        1,509
Cash and cash equivalents at end of period                $1,392       $1,746
Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  164       $  168


          See Accompanying Notes to Consolidated Financial Statements


 e)
                   SHELTER PROPERTIES III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty III Corporation, (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

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

                                                  Three Months Ended
                                                       March 31,
                                                    (in thousands)
                                                 1998           1997

Net cash provided by operating activities       $ 397          $ 379
  Payments on mortgage notes payable              (58)           (54)
  Property improvements and replacements          (67)           (79)
  Change in restricted escrows, net                (4)            (9)
  Changes in reserves for net operating
   liabilities                                     49             28
  Additional reserves                            (317)          (270)

      Net cash used in operations               $  --          $  (5)

In 1998 and 1997, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $317,000 and $270,000, respectively, to fund continuing capital improvements and maintenance items at the four properties.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner, which is a subsidiary of Insignia Financial Group, Inc. ("Insignia), and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates in 1998 and 1997:

                                                             Three Months Ended
                                                                  March 31,
                                                               (in thousands)
                                                               1998       1997

  Property management fees (included in operating expenses)    $ 68       $ 66
  Reimbursement for services of affiliates (included in
     operating, general and administrative expenses, and
     investment properties) (1)                                  34         37
  Due to General Partner                                        185        185
  Due from General Partner                                       11         11

(1)Included in "reimbursements for services of affiliates" for the three months ended March 31, 1998 and 1997, is approximately $3,000 and $10,000, respectively, in reimbursements for construction oversight costs.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Corporate General Partner with an insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner, which receives payment on these obligations from the agent.
The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations is not significant.

On September 26, 1997, an affiliate of the General Partner purchased Lehman Brothers Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Essex Park Apartments, Colony House Apartments and Willowick Apartments owned by the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:


                                                       Average
                                                      Occupancy
Property                                          1998         1997

Essex Park Apartments
   Columbia, South Carolina                        91%         95%

Colony House Apartments
   Murfreesboro, Tennessee                         90%         88%

North River Village Apartments
   Atlanta, Georgia                                92%         94%

Willowick Apartments
   Greenville, South Carolina                      93%         87%


The Corporate General Partner attributes the increase in occupancy at Colony House and Willowick Apartments to the subsiding of a competitive market. The Corporate General Partner attributes the decrease in occupancy at Essex Park to a slower market and the use of higher standards for pre-leasing by management than by local competitors.

The Partnership's net income for the three months ended March 31, 1998, was approximately $200,000 versus approximately $154,000 for the three months ended March 31, 1997. The increase in net income is attributable to a decrease in operating expenses. Operating expenses decreased primarily due to a decrease in maintenance expenses. Maintenance expenses decreased due to expenses incurred in 1997 for interior building improvements at all four properties and major landscaping and roof repairs performed at North River Village.

Included in operating expenses for the three months ended March 31, 1998 is approximately $6,000 of major repairs and maintenance comprised of window coverings and construction oversight costs. Included in operating expenses for the three months ended March 31, 1997 is approximately $22,000 of major repairs and maintenance comprised of window coverings, construction oversight costs and major landscaping.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rent, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $1,392,000 compared to approximately $1,746,000 at March 31, 1997. The net decrease in cash and cash equivalents for the three months ended March 31, 1998 was $232,000. The net increase in cash and cash equivalents for the three months ended March 31, 1997 was $237,000. Net cash provided by operating activities increased due to the increase in net income as discussed above and an increase in accrued property taxes. Partially offsetting the increase in net cash provided by operating activities was an increase in receivables and deposits and a decrease in accounts payable due to the timing of payments to vendors. Net cash used in investing activities decreased due to a decrease in property improvements in the first quarter of 1998. Net cash used in financing activities increased due to a distribution to partners during the first quarter of 1998.

The Partnership has no material capital programs scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $8,232,000, net of discount, is amortized over varying periods. In addition, the mortgage notes require balloon payments ranging from November 15, 2002, to October 15, 2003, at which time the properties will either be refinanced or sold. During the three months ended March 31, 1998, the Partnership made a distribution of approximately $495,000 to the limited partners and $5,000 to the general partners. Included in these amounts is approximately $14,000 of withholding taxes paid on behalf of the nonresident partners to the state of South Carolina related to the taxable income generated from Essex Park and Willowick Apartments in 1997. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. The Corporate General Partner is evaluating the feasibility of making a cash distribution from operations during September 1998.

Year 2000

The Partnership is dependent upon the Corporate General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on
its operating systems.  The Corporate   General Partner believes that with
modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.


Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V.
INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Corporate General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a)  Exhibits:

           Exhibit 27, Financial Data Schedule, is filed as part of this report.

       b)  Reports on Form 8-K:

           None filed during the quarter ended March 31, 1998.



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



                             SHELTER PROPERTIES III LIMITED PARTNERSHIP

                             By: Shelter Realty III Corporation
                                 Corporate General Partner


                             By: /s/ William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


                             By: /s/ Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer


                             Date:  May 5, 1998