Form 10QSB
period 1998-06-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 1998-07-30
CIK 353282

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


                  For the quarterly period ended June 30, 1998

                                       or

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
                                  (Unaudited)

                                 June 30, 1998



Assets
  Cash and cash equivalents                                        $ 1,659
  Receivables and deposits                                             398
  Restricted escrows                                                   926
  Other assets                                                         206
  Investment properties:
     Land                                               $  1,281
     Buildings and related personal property              24,754
                                                          26,035
     Less accumulated depreciation                       (14,677)   11,358

                                                                   $14,547


Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                 $    32
  Tenant security deposit liabilities                                  114
  Accrued property taxes                                               179
  Other liabilities                                                    379
  Mortgage notes payable                                             8,188

Partners' Capital (Deficit)
  General partners                                      $    (76)
  Limited partners (55,000 units
     issued and outstanding)                               5,731     5,655

                                                                   $14,547


          See Accompanying Notes to Consolidated Financial Statements


b)
                   SHELTER PROPERTIES III LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)



                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                  1998        1997        1998        1997
Revenues:
  Rental income                  $1,264      $1,262      $2,502      $2,515
  Other income                      112         144         199         221
     Total revenues               1,376       1,406       2,701       2,736

Expenses:
  Operating                         627         645       1,198       1,266
  General & administrative           57          58         109         102
  Depreciation                      226         232         448         460
  Interest                          187         191         375         384
  Property taxes                     87          89         179         179
     Total expenses               1,184       1,215       2,309       2,391

  Net income                     $  192      $  191      $  392      $  345

Net income allocated
  to general partners (1%)       $    2      $    1      $    4      $    3
Net income allocated
  to limited partners (99%)         190         190         388         342
                                 $  192      $  191      $  392      $  345
Net income per limited
  partnership unit               $ 3.45      $ 3.45      $ 7.05      $ 6.21



           See Accompanying Notes to Consolidated Financial Statements

c)
                   SHELTER PROPERTIES III LIMITED PARTNERSHIP

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)
                                  (Unaudited)



                                   Limited
                                 Partnership    General     Limited
                                    Units      Partners    Partners      Total

Original capital contributions    55,000        $   2       $27,500     $27,502

Partners' (deficit) capital
  at December 31, 1997            55,000        $ (75)      $ 5,838     $ 5,763

Distribution to partners              --           (5)         (495)       (500)

Net income for the six months
  ended June 30, 1998                 --            4           388         392

Partners' (deficit) capital
  at June 30, 1998                55,000        $ (76)      $ 5,731     $ 5,655


          See Accompanying Notes to Consolidated Financial Statements


d)
                   SHELTER PROPERTIES III LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                           Six Months Ended
                                                               June 30,
                                                           1998        1997
Cash flows from operating activities:
  Net income                                              $  392      $  345
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                             448         460
    Amortization of discounts and loan costs                  48          49
    Change in accounts:
      Receivables and deposits                              (169)          7
      Other Assets                                            18         (40)
      Accounts payable                                       (85)         24
      Tenant security deposit liabilities                     (6)          1
      Accrued property taxes                                 179         (29)
      Other liabilities                                        1         (24)

         Net cash provided by operating activities           826         793

Cash flows from investing activities:
  Property improvements and replacements                    (155)       (161)
  Deposits to restricted escrows                             (20)        (18)

         Net cash used in investing activities              (175)       (179)

Cash flows from financing activities:
  Payments on mortgage notes payable                        (116)       (108)
  Partners' distributions                                   (500)         --

         Net cash used in financing activities              (616)       (108)

Net increase in cash and cash equivalents                     35         506

Cash and cash equivalents at beginning of period           1,624       1,509
Cash and cash equivalents at end of period                $1,659      $2,015

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  327      $  335

          See Accompanying Notes to Consolidated Financial Statements

e)
                   SHELTER PROPERTIES III LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Shelter Properties III Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty III Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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



                                                1998          1997
                                               (amounts in thousands)

Net cash provided by operating activities      $ 826         $ 793
  Payments on mortgage notes payable            (116)         (108)
  Property improvements and replacements        (155)         (161)
  Change in restricted escrows, net              (20)          (18)
  Changes in reserves for net operating
   liabilities                                    62            61
  Additional reserves                           (597)         (567)

      Net cash used in operations              $  --         $  --

In 1998 and 1997, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $597,000 and $567,000, respectively, to fund continuing capital improvements and maintenance items at the four properties.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Corporate General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates in 1998 and 1997:


                                                               1998      1997
                                                               (in thousands)

Property management fees (included in operating expenses) $137 $135 Reimbursement for services of affiliates (included in operating, general and administrative expenses and
 investment properties) (1)                                      64        69
Due to general partner                                          185       185
Due from general partner                                         11        11


(1)Included in "reimbursements for services of affiliates" for the six months ended June 30, 1998 and 1997, is approximately $5,000 and $9,000, respectively, in reimbursements for construction oversight costs.

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

On September 26, 1997, an affiliate of the General Partner purchased Lehman Brothers Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Essex Park Apartments, Colony House Apartments, and Willowick Apartments owned by the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Corporate General Partner of the Partnership.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:

                                                          Average
                                                         Occupancy
Property                                              1998       1997

Essex Park Apartments
   Columbia, South Carolina                          92%        95%

Colony House Apartments
   Murfreesboro, Tennessee                           90%        88%

North River Village Apartments
   Atlanta, Georgia                                  92%        92%

Willowick Apartments
   Greenville, South Carolina                        93%        90%


The Corporate General Partner attributes the decrease in occupancy at Essex Park to a slower market and the use of higher standards for pre-leasing by management than by local competitors. The Corporate General Partner attributes the increase in occupancy at Colony House and Willowick Apartments to the subsiding of a competitive market.

The Partnership's net income for the three and six month periods ended June 30, 1998, was approximately $192,000 and $392,000, respectively, compared to net income of approximately $191,000 and $345,000, respectively, for the three and six month periods ended June 30, 1997. The increase in net income is attributable to a decrease in operating expenses. Operating expenses decreased primarily due to a decrease in maintenance expenses. Maintenance expenses decreased due to expenses incurred in 1997 for interior building improvements at Colony House and Essex Park Apartments and major landscaping and roof repairs performed at North River Village.

Included in operating expenses for the six months ended June 30, 1998 is approximately $22,000 of major repairs and maintenance comprised of window coverings and construction oversight costs. Included in operating expenses for the six months ended June 30, 1997 is approximately $34,000 of major repairs and maintenance comprised of window coverings, construction oversight costs and major landscaping.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At June 30, 1998 the Partnership had cash and cash equivalents of approximately $1,659,000 compared to approximately $2,015,000 at June 30, 1997. The net increase in cash and cash equivalents for the six months ended June 30, 1998 was $35,000. The net increase in cash and cash equivalents for the six months ended June 30, 1997 was $506,000. Net cash provided by operating activities increased due to the increase in net income as discussed above and an increase in accrued property taxes. Partially offsetting the increase in net cash provided by operating activities was an increase in receivables and deposits and a decrease in accounts payable due to the timing of payments to vendors. Net cash used in investing activities decreased slightly due to a decrease in property improvements in the first and second quarter of 1998. Net cash used in financing activities increased due to a distribution to partners during the first quarter of 1998.

The Partnership has no material capital programs scheduled to be performed in 1998, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $8,188,000, net of discount, is amortized over varying periods. In addition, the mortgage notes require balloon payments ranging from November 15, 2002, to October 15, 2003, at which time the properties will either be refinanced or sold. During the six months ended June 30, 1998, the Partnership made a distribution of approximately $495,000 to the limited partners and $5,000 to the general partners. Included in these amounts is approximately $14,000 of withholding taxes paid on behalf of the nonresident partners to the state of South Carolina related to the taxable income generated from Essex Park and Willowick Apartments in 1997. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. The Corporate General Partner is evaluating the feasibility of making a cash distribution from operations during September 1998.

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



                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Corporate General Partner believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the Corporate General Partner filed a motion seeking dismissal of the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Corporate General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        a)     Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as part of this report.

        b)     Reports on Form 8-K:

               None filed during the quarter ended June 30, 1998.



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


                             Date:  July 30, 1998