Form 10QSB
period 1998-09-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 1998-11-12
CIK 353282

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


               For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from.........to.........

                         Commission file number 0-10260

                             SHELTER PROPERTIES III
       (Exact name of small business issuer as specified in its charter)


         South Carolina                              57-0718508
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)
                             SHELTER PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                                  (Unaudited)
                               September 30, 1998

Assets
  Cash and cash equivalents                                       $ 1,974
  Receivables and deposits                                            485
  Restricted escrows                                                  937
  Other assets                                                        201
  Investment properties:
     Land                                               $  1,281
     Buildings and related personal property              24,841
                                                          26,122
     Less accumulated depreciation                       (14,905)  11,217

                                                                  $14,814

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                $    70
  Tenant security deposit liabilities                                 114
  Accrued property taxes                                              271
  Distribution payable                                                500
  Other liabilities                                                   396
  Mortgage notes payable                                            8,142

Partners' Capital (Deficit)
  General partners                                      $    (79)
  Limited partners (55,000 units
     issued and outstanding)                               5,400    5,321

                                                                  $14,814

          See Accompanying Notes to Consolidated Financial Statements
b)
                             SHELTER PROPERTIES III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)



                               Three Months Ended Nine Months Ended
                                  September 30,     September 30,
                                1998      1997      1998      1997
Revenues:
  Rental income                $1,297    $1,267    $3,799    $3,782
  Other income                    106       111       305       332
     Total revenues             1,403     1,378     4,104     4,114

Expenses:
  Operating                       688       706     1,886     1,972
  General & administrative         43        49       152       151
  Depreciation                    228       240       676       700
  Interest                        186       188       561       572
  Property taxes                   92        84       271       263
     Total expenses             1,237     1,267     3,546     3,658

  Net income                   $  166    $  111    $  558    $  456

Net income allocated
  to general partners (1%)     $    2    $    1    $    6    $    4
Net income allocated
  to limited partners (99%)       164       110       552       452
                               $  166    $  111    $  558    $  456

Net income per limited
  partnership unit             $ 2.99    $ 2.00    $10.04    $ 8.22
Distributions per limited
  partnership unit             $ 9.00    $12.60    $18.00    $12.60

          See Accompanying Notes to Consolidated Financial Statements

c)
                             SHELTER PROPERTIES III

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)
                                  (Unaudited)


                                     Limited
                                   Partnership   General   Limited
                                      Units     Partners  Partners    Total

Original capital contributions      55,000      $     2    $27,500   $27,502

Partners' (deficit) capital
  at December 31, 1997              55,000      $   (75)   $ 5,838   $ 5,763

Distribution to partners                --          (10)      (990)   (1,000)

Net income for the nine months
  ended September 30, 1998              --            6        552       558

Partners' (deficit) capital
  at September 30, 1998             55,000      $   (79)   $ 5,400   $ 5,321

          See Accompanying Notes to Consolidated Financial Statements


d)
                             SHELTER PROPERTIES III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)


                                                         Nine Months Ended
                                                           September 30,
                                                          1998      1997
Cash flows from operating activities:
  Net income                                            $   558   $  456
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                            676      700
    Amortization of discounts and loan costs                 73       72
    Change in accounts:
      Receivables and deposits                             (256)     (12)
      Other Assets                                           12      (47)
      Accounts payable                                      (47)     101
      Tenant security deposit liabilities                    (6)     (10)
      Accrued property taxes                                271        5
      Other liabilities                                      18      (13)

         Net cash provided by operating activities        1,299    1,252

Cash flows from investing activities:
  Property improvements and replacements                   (242)    (358)
  Deposits to restricted escrows                            (31)     (27)

         Net cash used in investing activities             (273)    (385)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (176)    (164)
  Partners' distributions                                  (500)    (700)

         Net cash used in financing activities             (676)    (864)

Net increase in cash and cash equivalents                   350        3

Cash and cash equivalents at beginning of period          1,624    1,509
Cash and cash equivalents at end of period              $ 1,974   $1,512

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $   488   $  501
Supplemental disclosure of non-cash information
  Distribution payable                                  $   500   $   --

          See Accompanying Notes to Consolidated Financial Statements

e)
                             SHELTER PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties III Limited Partnership (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty III Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Partnership include its one 99.99% owned partnership. The Partnership may remove the General Partner of the consolidated partnership; therefore, the consolidated partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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


                                                 Nine Months Ended
                                                    September 30,
                                                 1998          1997
                                               (amounts in thousands)

Net cash provided by operating activities     $1,299        $1,252
  Payments on mortgage notes payable            (176)         (164)
  Property improvements and replacements        (242)         (358)
  Change in restricted escrows, net              (31)          (27)
  Changes in reserves for net operating
   liabilities                                     8           (24)
  Additional reserves                           (858)         (679)

      Net cash used in operations             $   --        $   --

In 1998 and 1997, the Corporate General Partner believed it to be in the best interest of the Partnership to reserve an additional $858,000 and $679,000, respectively, to fund continuing capital improvements and maintenance items at the four properties.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. Affiliates of the Corporate General Partner provide property management and asset management services to the Partnership. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates in 1998 and 1997:

                                                           Nine Months Ended
                                                             September 30,
                                                            1998      1997
                                                            (in thousands)

Property management fees (included in operating expenses) $208 $204 Reimbursement for services of affiliates (included in operating, general and administrative expenses and
 investment properties) (1)                                  92       102
Due to general partner                                      185       185
Due from general partner                                     11        11

(1) Included in "reimbursements for services of affiliates" for the nine months ended September 30, 1998 and 1997, is approximately $6,000 and $11,000, respectively, in reimbursements for construction oversight costs.

During 1986 a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability can not be paid until certain levels of returns are received by the limited partners. As of September 30, 1998, the level of return to the limited partners has not been met.

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

NOTE D - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Corporate General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the Corporate General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares.
AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:


                                          Average Occupancy
Property                                   1998       1997

Essex Park Apartments
   Columbia, South Carolina                 94%        95%

Colony House Apartments
   Murfreesboro, Tennessee                  91%        89%

North River Village Apartments
   Atlanta, Georgia                         93%        91%

Willowick Apartments
   Greenville, South Carolina               93%        92%


The Partnership's net income for the three and nine month periods ended September 30, 1998, was approximately $166,000 and $558,000, respectively, compared to net income of approximately $111,000 and $456,000, respectively, for the three and nine month periods ended September 30, 1997. The increase in net income is attributable to a decrease in operating expenses. Operating expenses decreased primarily due to a decrease in advertising, property and maintenance expenses. Advertising expense decreased due to an increase in occupancy at all properties except Essex Park Apartments. Property expense decreased due to a decrease in employee related expenses at all properties. Maintenance expense decreased due to expenses incurred in 1997 for interior building improvements at Colony House and Essex Park Apartments and major landscaping and roof replacements at North River Village.

Included in operating expenses for the nine months ended September 30, 1998 is approximately $54,000 of major repairs and maintenance comprised of parking lot repairs, exterior painting and construction services. Included in operating expenses for the nine months ended September 30, 1997 is approximately $71,000 of major repairs and maintenance comprised of major landscaping, construction services and tennis court repairs.

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

Liquidity and Capital Resources

At September 30, 1998 the Partnership had cash and cash equivalents of approximately $1,974,000 compared to approximately $1,512,000 at September 30, 1997. The net increase in cash and cash equivalents for the nine months ended September 30, 1998 was $350,000. The net increase in cash and cash equivalents for the nine months ended September 30, 1997 was $3,000. Net cash provided by operating activities increased due to the increase in net income as discussed above and an increase in accrued property taxes. Partially offsetting the increase in net cash provided by operating activities was an increase in receivables and deposits and a decrease in accounts payable due to the timing of payments to vendors. Net cash used in investing activities decreased due to a decrease in property improvements in 1998. Net cash used in financing activities decreased due to the timing of distributions paid to partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Corporate General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely effected at least in the short term. The mortgage indebtedness of approximately $8,142,000, net of discount, is amortized over varying periods. In addition, the mortgage notes require balloon payments ranging from November 15, 2002, to October 15, 2003. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. During the nine months ended September 30, 1998, the Partnership made a distribution of approximately $495,000 to the limited partners and $5,000 to the general partners. Included in these amounts is approximately $14,000 of withholding taxes paid on behalf of the nonresident partners to the state of South Carolina related to the taxable income generated from Essex Park and Willowick Apartments in 1997. The Partnership made a cash distribution from operations during October 1998 of approximately $495,000 to the limited partners and $5,000 to the general partners, which was accrued for in third quarter of 1998. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the Corporate General Partner.   In addition, AIMCO also acquired
approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the Corporate General Partner. Also, effective October 1, 1998 IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares.
AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Corporate General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Corporate General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

RISK ASSOCIATED WITH THE YEAR 2000

The Corporate General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Corporate General Partner
is not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Corporate General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Corporate General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, plaintiffs have recently filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The Corporate General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES LLC. V. INSIGNIA FINANCIAL GROUP, INC. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Corporate General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Corporate General Partner filed an answer to the complaint on September 15, 1998. The Corporate General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

        b)    Reports on Form 8-K:

              None filed during the quarter ended September 30, 1998.



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



                               SHELTER PROPERTIES III LIMITED PARTNERSHIP

                               By:        Shelter Realty III Corporation
                                          Corporate General Partner



                               By:        /s/ Patrick Foye
                                          Patrick Foye
                                          Executive Vice President


                               By:        /s/ Timothy R. Garrick
                                          Timothy R. Garrick
                                          Vice President - Accounting
                                          (Duly Authorized Officer)


                               Date:      November 12, 1998