Form 10KSB
period 1998-12-31
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 1999-03-26
CIK 353282

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                  (As last amended by 34-31905, eff. 4/26/93)
 (Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

               For the transition period from.........to.........

                         Commission file number 0-10260


                             SHELTER PROPERTIES III
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $5,490,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.
                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None




                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Shelter Properties III (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on May 15, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership is N. Barton Tuck, Jr. Mr. Tuck is not an affiliate of the Corporate General Partner and is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real properties for investment. In 1981 and 1982, during its acquisition phase, the Registrant acquired five existing apartment properties. The Registrant continues to own and operate four of these properties. See "Item 2, Description of Properties."

Commencing September 2, 1981, the Registrant offered pursuant to a Registration Statement filed with the Securities and Exchange Commission up to 54,800 Units of Limited Partnership Interest (the "Units") at a purchase price of $500 per Unit with a minimum purchase of 10 Units ($5,000) or 3 Units ($1,500) for an Individual Retirement Account. An additional 200 Units were purchased by the Corporate General Partner.

The offering terminated on March 22, 1982. Upon termination of the offering, the Registrant had accepted subscriptions for 55,000 Units, including 200 Units purchased by the Corporate General Partner, for an aggregate of $27,500,000. The Registrant invested approximately $21,000,000 of such proceeds in five existing apartment properties. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The Registrant has no employees. Management and administrative services are provided by the Corporate General Partner and by agents retained by the Corporate General Partner. These services were provided by an affiliate of the Corporate General Partner for the years ended December 31, 1998 and 1997.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While, the Corporate General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the General Partners and/or their affiliates to engage in business which may be competitive with the Registrant.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.   DESCRIPTION OF PROPERTIES:

The following table sets forth the Registrant's investments in properties:

                                Date of
      Property                  Purchase    Type of Ownership          Use

Essex Park Apartments           10/29/81  Fee ownership subject     Apartment
 Columbia, South Carolina                 to first and second       323 units
                                          mortgages

Colony House Apartments         10/31/81  Fee ownership subject     Apartment
 Murfreesboro, Tennessee                  to first and second       194 units
                                          mortgages

North River Village Apartments  04/21/82  Fee ownership subject     Apartment
 Atlanta, Georgia                         to first and second       133 units
                                          mortgages (1)

Willowick Apartments            06/30/82  Fee ownership subject     Apartment
 Greenville, South Carolina               to first and second       180 units
                                          mortgages
(1) Property is held by a Limited Partnership which the Registrant owns a 99.99% interest in.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                                   Gross

                                 Carrying    Accumulated                       Federal

Property                           Value    Depreciation   Rate    Method     Tax Basis

                                     (in thousands)                        (in thousands)


Essex Park Apartments            $10,055     $ 5,790       5-36    S/L       $ 1,533

Colony House Apartments            5,829       3,369       5-36    S/L           673

North River Village Apartments     5,730       3,341       5-32    S/L           902

Willowick Apartments               4,618       2,643       5-32    S/L           659


      Totals                     $26,232     $15,143                         $ 3,767



See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                            Principal                                          Principal

                            Balance At      Stated                              Balance

                           December 31,    Interest    Period     Maturity      Due At

Property                       1998          Rate     Amortized     Date     Maturity (3)

                         (in thousands)                                     (in thousands)


Essex Park Apartments

 1st mortgage               $3,016          7.60%      (1)       11/15/02      $ 2,552

 2nd mortgage                  109          7.60%      none      11/15/02          109

Colony House Apartments

 1st mortgage                2,248          7.60%      (1)       11/15/02        1,903

 2nd mortgage                   81          7.60%      none      11/15/02           81

North River Village

 1st mortgage                1,628          7.83%      (2)       10/15/03        1,489

 2nd mortgage                   54          7.83%      none      10/15/03           54

Willowick Apartments

 1st mortgage                1,178          7.60%      (1)       11/15/02          997

 2nd mortgage                   43          7.60%      none      11/15/02           43

                             8,357

Less unamortized

present value discounts       (261)


  Total                    $ 8,096                                              $ 7,228



(1) The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.
(2) The principal balance is being amortized over 344 months with a balloon payment due October 15, 2003.
(3) See "Item 7, Financial Statements _ Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property:


                              Average Annual        Average Annual

                               Rental Rates            Occupancy

Property                      1998         1997        1998       1997


Essex Park                 $6,309       $6,084          94%        95%

Colony House                7,531        7,470          91%        90%

North River Village         8,972        8,826          94%        91%

Willowick                   5,781        5,688          92%        92%


The Corporate General Partner attributes the increase in occupancy at North River Village Apartments to an increase of promotion and advertising used by the property's management.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

CAPITAL IMPROVEMENTS:

Essex Park

During 1998, the Partnership completed approximately $127,000 of capital improvements at the property, consisting primarily of roof replacements, floor covering and appliance replacement, land improvements and other building improvements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $278,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $289,000 are planned for 1999 consisting of floor covering and appliance replacement, swimming pool repairs and major landscaping.

Colony House

During 1998, the Partnership completed approximately $96,000 of capital improvements at the property, consisting primarily of roof replacements, HVAC condensing unit and floor covering replacements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $278,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $254,000 are planned for 1999 consisting of roof repairs, air conditioning system repairs, electrical, parking lot and major landscaping.

North River Village

During 1998, the Partnership completed approximately $67,000 of capital improvements at the property, consisting primarily of floor covering and appliance replacements and other building improvements. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $76,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $104,000 are planned for 1999 consisting of floor covering and air conditioning system repairs.

Willowick

During 1998, the Partnership completed approximately $62,000 of capital improvements at the property, consisting primarily of air conditioning system repairs, appliance replacements, and floor covering. These improvements were funded primarily from cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $278,000 of capital improvements over the near term. Capital improvements budgeted for, but not limited to, approximately $406,000 are planned for 1999 consisting of parking lot and swimming pool repairs, exterior painting, and major landscaping.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                     1998           1998

                                   Billing          Rate

                                (in thousands)

Essex Park                         $122           28.41%

Colony House                        103            4.64%

North River Village                  66            3.95%

Willowick                            69           31.53%


ITEM 3.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.


On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.


                                    PART II


ITEM 5.  MARKET FOR PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 54,800 limited partnership units aggregating $27,400,000. An additional 200 units were purchased by the Corporate General Partner. The Partnership currently has 2,110 holders of record owning an aggregate of 55,000 Units. Affiliates of the Corporate General Partner owned 18,592 units or 33.804% at December 31, 1998.
No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.
During the years ended December 31, 1998 and 1997, distributions of $2,200,000 ($39.60 per limited partnership unit) and $700,000 ($12.60 per limited partnership unit), were paid from operations, respectively. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods. In addition, the Partnership is restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $1,000 per apartment unit at Colony House, Essex Park, and Willowick and $400 per apartment unit at North River Village. The reserve accounts are currently fully funded. See "Item 2. Capital Improvements" and "Item 6. Management's Discussion and Analysis or Plan of Operation" for information relating to anticipated capital expenditures at the properties.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.
This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for the year ended December 31, 1998 was approximately $794,000 as compared to $491,000 for the year ended December 31, 1997. (See "Note D" of the consolidated financial statements for a reconciliation of these amounts to the Registrant's federal taxable income).
The increase in net income was primarily due to a decrease in total expenses and to a lesser extent an increase in total revenue. Revenues increased due to an increase in rental income, which was partially offset by a decrease in other income. The increase in rental income is primarily attributable to the increase in average annual rental rates at all four of the Registrant's investment properties and to a lesser extent an increase in occupancy at North River Village, all of which more than offset the small decrease in occupancy at Essex Park. Other income decreased primarily due to a decrease in cleaning and damage fees at all of the Registrant's investment properties.

Expenses decreased primarily due to reductions in operating and depreciation expenses. Operating expense decreased due to the completion of (i) roof replacements at North River Village during 1997, (ii) interior building improvements incurred during 1997 at Colony House and Essex Park Apartments,
(iii) major landscaping at Essex Park, Willowick and North River Village performed in 1997, and (iv) tennis court repairs at Colony House during 1997. The decrease in depreciation expense is attributable to assets becoming fully depreciated during 1998.

General and administrative expense remained relatively constant for the comparable periods. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included.

Management relies on the annual appraisals performed by outside appraisers to assess the impairment of the investment properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Registrant above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by Management. For the year ended December 31, 1998, no adjustments for impairment of value were recorded.

As part of the ongoing business plan of the Registrant, the Corporate General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expense. As part of this plan, the Corporate General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1998, the Registrant had cash and cash equivalents of approximately $630,000 as compared to approximately $1,624,000 at December 31, 1997. The decrease in cash and cash equivalents is due to approximately $392,000 of cash used in investing activities and approximately $2,437,000 of cash used in financing activities, which was partially offset by approximately $1,835,000 of cash provided by operating activities. Cash used in investing activities consisted of capital improvements and deposits to the escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties and partner distributions. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Registrant has budgeted approximately $1,053,000 in capital improvements for all of the Registrant's properties in 1999. Budgeted capital improvements at Essex Park include floor covering and appliance replacement, swimming pool repairs and major landscaping. Budgeted capital improvements at Colony House consist of roof replacements, air conditioning system repairs, electrical, parking lot and landscaping. Budgeted capital improvements at North River Village consist of floor covering and air conditioning system repairs. Budgeted capital improvements at Willowick consist of parking lot and swimming pool repairs, exterior painting, and major landscaping. The capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,096,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to October 15, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Cash distributions from operations of approximately $2,200,000 and $700,000 were made during the year ended December 31, 1998 and 1997, respectively. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.



ITEM 7.  FINANCIAL STATEMENTS


SHELTER PROPERTIES III

LIST OF FINANCIAL STATEMENTS





    Report of Ernst & Young LLP, Independent Auditors

    Consolidated Balance Sheet - December 31, 1998

    Consolidated Statements of Operations - Years ended December 31, 1998 and
         1997

    Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1998 and 1997

    Consolidated Statements of Cash Flows - Years ended December 31, 1998 and
         1997

    Notes to Consolidated Financial Statements



               Report of Ernst & Young LLP, Independent Auditors




The Partners
Shelter Properties III


We have audited the accompanying consolidated balance sheet of Shelter Properties III as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties III at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999




                             SHELTER PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)
                               December 31, 1998



Assets

  Cash and cash equivalents                                         $   630

  Receivables and deposits                                              410

  Restricted escrows                                                    946

  Other assets                                                          190

  Investment properties (Notes C and F):

       Land                                         $  1,281

       Buildings and related personal property        24,951

                                                      26,232

       Less accumulated depreciation                 (15,143)        11,089


                                                                    $13,265


Liabilities and Partners' Capital (Deficit)


Liabilities

  Accounts payable                                                  $    61

  Tenant security deposit liabilities                                   109

  Accrued property taxes                                                252

  Other liabilities                                                     390

  Mortgage notes payable (Notes C and F)                              8,096


Partners' Capital (Deficit)

  General partners                                  $    (89)

  Limited partners (55,000 units

       issued and outstanding)                         4,446          4,357


                                                                    $13,265




          See Accompanying Notes to Consolidated Financial Statements



                             SHELTER PROPERTIES III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                    Years Ended December 31,

                                                        1998          1997

Revenues:

 Rental income                                       $5,102        $5,025

 Other income                                           388           427

   Total revenues                                     5,490         5,452

Expenses:

 Operating                                            2,469         2,675

 General and administrative                             205           207

 Depreciation                                           914           941

 Interest                                               746           762

 Property taxes                                         362           376

   Total expenses                                     4,696         4,961




 Net income (Note D)                                 $  794        $  491


Net income allocated to general partners (1%)        $    8        $    5

Net income allocated to limited partners (99%)          786           486

                                                     $  794        $  491


Net income per limited partnership unit              $14.29        $ 8.84


Distribution per limited partnership unit            $39.60        $12.60


          See Accompanying Notes to Consolidated Financial Statements



                             SHELTER PROPERTIES III

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)


                                     Limited

                                   Partnership    General   Limited

                                      Units      Partners  Partners    Total


Original capital contributions       55,000        $  2     $27,500   $27,502


Partners' (deficit) capital

 at December 31, 1996                55,000        $(73)    $ 6,045   $ 5,972

Distributions to partners                --          (7)       (693)     (700)

Net income for the year

 ended December 31, 1997                 --           5         486       491

Partners' (deficit) capital

 at December 31, 1997                55,000         (75)      5,838     5,763

Distributions to partners                --         (22)     (2,178)   (2,200)

Net income for the year

 ended December 31, 1998                 --           8         786       794

Partners' (deficit) capital

 at December 31, 1998                55,000        $(89)    $ 4,446   $ 4,357


          See Accompanying Notes to Consolidated Financial Statements





                             SHELTER PROPERTIES III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                  Years ended December 31,

                                                        1998      1997

Cash flows from operating activities:

  Net income                                           $   794   $   491

  Adjustments to reconcile net income to

   net cash provided by operating activities:

    Depreciation                                           914       941

    Amortization of discounts and loan costs                98        95

    Change in accounts:

      Receivables and deposits                            (181)      202

      Other assets                                          13       (19)

      Accounts payable                                     (56)       67

      Tenant security deposit liabilities                  (11)      (17)

      Accrued property taxes                               252      (204)

      Other liabilities                                     12       (10)


       Net cash provided by operating activities         1,835     1,546


Cash flows from investing activities:

  Property improvements and replacements                  (352)     (474)

  Deposits to restricted escrows                           (40)      (37)


       Net cash used in investing activities              (392)     (511)


Cash flows from financing activities:

  Payments on mortgage notes payable                      (237)     (220)

  Partners' distributions                               (2,200)     (700)


       Net cash used in financing activities            (2,437)     (920)


Net (decrease) increase in cash and cash equivalents      (994)      115


Cash and cash equivalents at beginning of year           1,624     1,509

Cash and cash equivalents at end of year               $   630   $ 1,624


Supplemental disclosure of cash flow information:

  Cash paid for interest                               $   649   $   666



          See Accompanying Notes to Consolidated Financial Statements




                             SHELTER PROPERTIES III

                   Notes to Consolidated Financial Statements
                               December 31, 1998

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Shelter Properties III (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on May 15, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership is N. Barton Tuck, Jr. Mr. Tuck is not an affiliate of the Corporate General Partner and is effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). See "Note B Transfer of Control." The director and officers of the Corporate General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate December 31, 2021 unless terminated prior to such date. The Partnership commenced operations on October 28, 1981, and completed its acquisition of apartment properties on June 30, 1982. The Partnership operates four apartment properties located in the South.

Principles of Consolidation: The financial statements include all the accounts of the Partnership and its 99.99% owned partnership. The general partner of the consolidated partnership is Shelter Realty III Corporation. Shelter Realty III Corporation may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions: Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to the consolidated financial statements, whenever net cash from operations is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying statements of cash flows captioned "net cash provided by operating activities" to "net cash from operations," as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                      Years Ended December 31,

                                                           (in thousands)

                                                         1998          1997

Net cash provided by operating activities             $ 1,835        $1,546

   Property improvements and replacements                (352)         (474)

   Payments on mortgage notes payable                    (237)         (220)

   Changes in reserves for net operating

       liabilities                                        (29)          (19)

   Changes in restricted escrows, net                     (40)          (37)

   Additional operating reserves                       (1,100)         (296)


       Net cash from operations                       $    77        $  500


The Corporate General Partner reserved approximately $1,100,000 and $296,000 on December 31, 1998 and 1997, respectively, to fund capital improvements and repairs at its properties.

Distributions made from reserves no longer considered necessary by the general partners are considered to be additional net cash from operations for allocation purposes. Cash distributions of $2,200,000 and $700,000 were made during the years ended December 31, 1998 and 1997, respectively.

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

Distributions may be restricted by the requirement to deposit net operating income (as defined in the mortgage note) into the reserve accounts until the reserve accounts are funded in an amount equal to $1,000 per apartment unit for Colony House, Essex Park and Willowick and $400 per unit for North River Village to the total of $752,000. As of December 31, 1998, the Partnership has deposits of approximately $858,000 in its reserve accounts.

Undistributed Net Proceeds from Refinancing: Undistributed net proceeds of approximately $185,000 are payable to the general partners once certain levels of return are received by the limited partners. (See "Note E").

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Profits, not including gains from property disposition, are allocated as if they were distributions of net cash from operations.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the statements of operations and changes in partners' capital (deficit) for 1998 and 1997 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for 1998 and 1997 was computed as 99% of net income divided by 55,000 units outstanding.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Other Reserves: The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations.
The general partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The change in other reserves during 1998 and 1997 were decreases of approximately $29,000 and $19,000 respectively, which amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, accrued taxes, and other liabilities. At this time, the general partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents: Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days.
At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Escrow:

 Capital Improvement Account - At the time of the refinancing of North River Village Apartments in 1993, approximately $546,000 of the refinancing proceeds were designated for a "capital improvement escrow" for certain capital improvements. At December 31, 1998, the balance remaining in the escrow for this property was approximately $15,000. Upon completion of the scheduled property improvements, any excess funds will be returned for property operations.

 Reserve Account - In addition to the capital improvement account, a general reserve account was established with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from Colony House Apartments, Essex Park Apartments and Willowick Apartments to the respective reserve account until they equal $1,000 per apartment unit or $697,000 in total. The balance at December 31, 1998, for these three properties is approximately $795,000, including interest earned on these funds. In connection with the 1993 refinancing of North River Village, a reserve account was established and fully funded at $400 per apartment unit or approximately $53,000 in total. The balance at December 31, 1998, was approximately $63,000, including interest earned on these funds.

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

Loan Costs: Loan costs of approximately $408,000 less accumulated amortization of approximately $236,000 are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Investment Properties: Investment properties consist of four apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by the outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value from which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $77,000 and $94,000 for the years ended December 31, 1998 and 1997, respectively were charged to operating expense as incurred.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note G" for required disclosure.

Reclassification: Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:




                            Principal     Monthly                             Principal

                           Balance At     Payment     Stated                   Balance

                          December 31,   Including   Interest    Maturity      Due At

Property                      1998       Interest      Rate        Date       Maturity

                               (in thousands)                              (in thousands)


Essex Park Apartments

 1st mortgage              $ 3,016       $27,812      7.60%     11/15/02     $2,552

 2nd mortgage                  109           690      7.60%     11/15/02        109

Colony House Apartments

 1st mortgage                2,248        20,736      7.60%     11/15/02      1,903

 2nd mortgage                   81           515      7.60%     11/15/02         81

North River Village

 1st mortgage                1,628        12,654      7.83%     10/15/03      1,489

 2nd mortgage                   54           349      7.83%     10/15/03         54

Willowick Apartments

 1st mortgage                1,178        10,862      7.60%     11/15/02        997

 2nd mortgage                   43           270      7.60%     11/15/02         43

                             8,357       $73,888

Less unamortized present

 value of discounts           (261)


  Total                    $ 8,096                                           $ 7,228


The Partnership exercised interest rate buy-down options when the debt was refinanced, reducing the stated rates from 8.76% to 7.60% and 8.13% to 7.83% in 1992 and 1993, respectively. The fee for the interest rate reduction amounted to approximately $575,000 and is being amortized as a loan discount on the effective interest method over the life of the loans. The discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rates of the debt to 8.76% and 8.13%, respectively.

The mortgage notes payable are non-recourse and are secured by pledge of all of the apartment properties and by pledge of revenues from the apartment properties. All of the notes require prepayment penalties if repaid prior to maturity. Further the properties may not be sold subject to existing indebtedness.

The estimated fair value of the Partnership's aggregate debt is approximately $8,357,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):



            1999                          $  256

            2000                             277

            2001                             299

            2002                           5,957

            2003                           1,568

                                          $8,357


NOTE D - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):


                                         1998              1997

Net income as reported                $  794            $  491

Add (deduct):

  Amortization of present

   value discounts                        --                (1)

Depreciation differences                 487               336

   Change in prepaid rental              (29)               42

   Other                                  20               (16)


Federal taxable income                $1,272            $  852

Federal taxable income per

limited partnership unit              $22.90            $15.34


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


     Net assets as reported                            $  4,357

      Land and buildings                                  3,086

      Accumulated depreciation                          (10,408)

      Syndication fees                                    3,246

      Other                                                 238

            Net assets - tax basis                     $    519



NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were made to the Corporate General Partner and affiliates during the year December 31, 1998 and 1997:

                                                               1998      1997

                                                                (in thousands)


  Property management fees (included in operating expenses)    $283      $272

  Reimbursement for services of affiliates (included in

     investment properties, general and administrative

     and operating expenses) (1)                                119       140

  Due to General Partner                                        185       185

  Due from General Partner                                       11        11


(1) Included in "reimbursement for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $7,000 and $13,000, respectively in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $283,000 and $272,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $119,000 and $140,000 for the years ended December 31, 1998 and 1997, respectively.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Corporate General Partner with an insurer unaffiliated with the Corporate General Partner. An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations was not significant.

On September 26, 1997, an affiliate of the General Partner purchased Lehman Brothers Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Essex Park Apartments, Colony House Apartments and Willowick Apartments owned by the Partnership.

As of December 31, 1998, affiliates of AIMCO owned 18,952 Units or 33.80% of the outstanding limited partner units.

NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION


Investment Properties


                                              Initial Cost

                                             To Partnership

                                             (in thousands)


                                                     Buildings       Cost

                                                    and Related   Capitalized

                                                     Personal    Subsequent to

 Description                 Encumbrances    Land    Property     Acquisition

                            (in thousands)                      (in thousands)

 Essex Park Apartments

   Columbia, South Carolina  $3,125         $  473   $ 7,406      $2,176


 Colony House Apartments

   Murfreesboro, Tennessee    2,329            183     4,408       1,238


 North River Village Apts.

   Atlanta, Georgia           1,682            336     4,085       1,309


 Willowick Apartments

   Greenville,

   South Carolina             1,221            289     3,563         766


 Totals                      $8,357         $1,281   $19,462      $5,489




                     Gross Amount At Which Carried

                         At December 31, 1998

                            (in thousands)


                              Buildings

                                 And

                               Related

                               Personal            Accumulated    Date of     Date   Depreciable

   Description          Land   Property    Total   Depreciation Construction Acquired Life-Years

                                                   (in thousands)
Essex Park Apartments

 Columbia, South       $  473  $ 9,582    $10,055   $ 5,790        1973    10/29/81     5-36
 Carolina


Colony House
Apartments

 Murfreesboro,            183    5,646      5,829     3,369     1970-1972  10/30/81     5-36

Tennessee


North River Village
Apartments

 Atlanta, Georgia         336    5,394      5,730     3,341        1969    04/21/82     5-32


Willowick Apartments

 Greenville, South        289    4,329      4,618     2,643        1974    06/30/82     5-32
Carolina

 Totals                $1,281  $24,951    $26,232   $15,143


Reconciliation of "Real Estate and Accumulated Depreciation:"


                                              Years Ended December 31,

                                               1998             1997

Investment Properties                              (in thousands)


Balance at beginning of year                $25,880         $25,406




     Property improvements                      352             474

Balance at end of year                      $26,232         $25,880


Accumulated Depreciation

Balance at beginning of year                $14,229         $13,288

     Additions charged to expense               914             941

Balance at end of year                      $15,143         $14,229


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, are $29,318,000 and $28,966,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997 are $25,551,000 and $25,124,000, respectively.

NOTE G - SEGMENT REPORTING

DESCRIPTION OF THE TYPES OF PRODUCTS AND SERVICES FROM WHICH THE REPORTABLE SEGMENT DERIVES ITS REVENUE

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the "Partnership" has one reportable segment: residential properties. The Partnership's residential property segment consists of four apartment complexes located in three states in the United States. The Partnership rents apartment units to people for terms that are typically less than twelve months.

MEASUREMENT OF SEGMENT PROFIT OR LOSS

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

FACTORS MANAGEMENT USED TO IDENTIFY THE ENTERPRISE'S REPORTABLE SEGMENT

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties are managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

               1998                  RESIDENTIAL     OTHER       TOTALS

Rental income                         $ 5,102       $    --     $ 5,102
Other income                              360            28         388
Interest expense                          746            --         746
Depreciation                              914            --         914
General and administrative expense         --           205         205
Segment profit (loss)                     971          (177)        794
Total assets                           12,901           364      13,265
Capital expenditures for
  investment properties                   352            --         352



               1997                  RESIDENTIAL     OTHER       TOTALS

Rental income                         $ 5,025       $    --    $  5,025
Other income                              387            40         427
Interest expense                          762            --         762
Depreciation                              941            --         941
General and administrative expense         --           207         207
Segment profit (loss)                     658          (167)        491
Total assets                           13,889           765      14,654
Capital expenditures for
  investment properties                   474             --        474

NOTE H - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled EVEREST PROPERTIES, LLC. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The Individual and Corporate General Partners are as follows:

Individual General Partner - N. Barton Tuck, Jr., age 60, is the Individual General Partner of the Registrant. Mr. Tuck is Chairman of GolfSouth Management, Inc. Until August 1990, he served as Chairman and Chief Executive Officer of U.S. Shelter Corporation ("Shelter"), the former parent of AmReal Corporation (parent of the Corporate General Partner of the Partnership). For six years prior to 1966, Mr. Tuck was employed in Greenville, South Carolina by the certified public accounting firm of S.D. Leidesdorf & Company. From 1966 to 1970, he was a registered representative with the investment banking firm of Harris Upham & Co., Inc. in Greenville, South Carolina. Since 1970, Mr. Tuck has been engaged in arranging equity investments for individuals and partnerships. Mr. Tuck is a graduate of the University of North Carolina. Mr. Tuck has delegated to the Corporate General Partner all of his authority, as a general partner of the Partnership, to manage and control the Partnership and its business and affairs.

Corporate General Partner - The names and ages of, as well as the positions and offices held by, the executive officers and director of Shelter Realty III Corporation are set forth below. There are no family relationships between or among any officers or director.

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Corporate General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the Corporate General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10.  EXECUTIVE COMPENSATION

Neither the Individual General Partner nor the director and officers of the Corporate General Partner received any remuneration from the Registrant for services performed.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, as of December 31, 1998, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.

                                          Number

Entity                                  of Units             Percentage


Insignia Properties, LP                  18,592                33.80%

 (an affiliate of AIMCO)



Insignia Properties LP is indirectly ultimately owned by AIMCO. The business address is 55 Beattie Place, Greenville, SC 29602.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 200 Units as required by the terms of the partnership agreement governing the Partnership.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the Corporate General Partner. AIMCO and its affiliates currently own 33.80% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Individual General Partner and the Corporate General Partner received cash distributions of $22,000 and $7,000 from operations as general partners during the years ended December 31, 1998 and 1997, respectively. For a description of the share of cash distributions from operations, if any, to which the general partners are entitled, reference is made to "Item 7. Financial Statements - Note A - Allocation of Cash Distributions" and "Allocation of Profits, Gains, and Losses."

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were made to the Corporate General Partner and affiliates during the year December 31, 1998 and 1997:


                                                                1998      1997

                                                                 (in thousands)




  Property management fees (included in operating expenses)    $283      $272

  Reimbursement for services of affiliates (included in

       investment properties, general and administrative

       and operating expenses) (1)                              119       140

  Due to General Partner                                        185       185

  Due from General Partner                                       11        11


(1) Included in "reimbursement for services of affiliates" for the years ended December 31, 1998 and 1997, is approximately $7,000 and $13,000, respectively in reimbursements for construction oversight costs.

During the years ended December 31, 1998 and 1997, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $283,000 and $272,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $119,000 and $140,000 for the years ended December 31, 1998 and 1997, respectively.

For the period January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Corporate General Partner with an insurer unaffiliated with the Corporate General Partner.

An affiliate of the Corporate General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Corporate General Partner which receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Corporate General Partner by virtue of the agent's obligations was not significant.

On September 26, 1997, an affiliate of the General Partner purchased Lehman Brothers Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Essex Park Apartments, Colony House Apartments and Willowick Apartments owned by the Partnership.

As of December 31, 1998, affiliates of AIMCO owned 18,952 Units or 33.80% of the outstanding limited partner units.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as part of this report.

(b)  Reports on Form 8-K filed in the fourth quarter of fiscal year 1998:

     Current Report of Form 8-K dated October 1, 1998 and filed on October 16, 1998 disclosing the change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.





                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             SHELTER PROPERTIES III


                             By:   Shelter Realty IV Corporation
                                   Corporate General Partner


                             By: /s/Patrick J. Foye
                                 Patrick J. Foye
                                 Executive Vice President

                             By: /s/Timothy R. Garrick
                                 Timothy R. Garrick
                                 Vice President - Accounting

                             Date:  March 26, 1999



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye                 Date:   March 26, 1999
Patrick J. Foye
Executive Vice President and Director


/s/Timothy R. Garrick              Date:   March 26, 1999
Timothy R. Garrick
Vice President - Accounting and Director
 .

                                 EXHIBIT INDEX

Exhibit


2.1 Agreement and Plan of Merger dated as of October 1, 1998, by and between AIMCO and IPT.

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

  (iii)        Contracts related to refinancing of debt:

(a) First Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties III and Wesley D. Turner (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Colony House, Essex Park and Willowick. ***

(b) Second Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties III and Wesley D. Turner (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Colony House, Essex Park and Willowick. ***

(c) First Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties III and Wesley D. Turner (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Colony House, Essex Park and Willowick. ***

(d) Second Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties III and Wesley D. Turner (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Colony House, Essex Park and Willowick. ***

(e) First Deeds of Trust Notes dated October 28, 1992 between Shelter Properties III and Wesley D. Turner (Trustee) and First Commonwealth Realty Credit Corporation, relating to the following properties: Colony House, Essex Park and Willowick. ***

(f) Second Deeds of Trust Notes dated October 28, 1992 between Shelter Properties III and Wesley D. Turner (Trustee) and First Commonwealth Realty Credit Corporation, relating to the following properties: Colony House, Essex Park and Willowick. ***

***Filed as Exhibits 10(iii)(a) through (f), respectively, to Form 10KSB of
               Registrant for year ended December 31, 1992 and incorporated herein by reference.

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

27             Financial Data Schedule

99(a) Prospectus of Registrant dated September 2, 1981 [included in Registration Statement No. 2-72567, of Registrant] and incorporated herein by reference.

(b) Agreement of Limited Partnership for North River Village III Limited Partnership between Shelter III GP Limited Partnership and Shelter Properties III entered into April 30, 1992. [Filed as Exhibit 28(b) to Form 10KSB of Registrant for year ended December 31, 1992 and incorporated herein by reference.]