Form 10QSB
period 1999-06-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 1999-08-05
CIK 353282

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


                  For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from          to

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
                                  (Unaudited)

                                 June 30, 1999



Assets

  Cash and cash equivalents                                         $ 1,508

  Receivables and deposits, net of allowance of $8                      344

  Restricted escrows                                                    615

  Other assets                                                          229

  Investment properties:

Land                                                    $  1,281

Buildings and related personal property                   25,150

                                                          26,431

     Less accumulated depreciation                       (15,585)    10,846

                                                                    $13,542

Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                                  $   106

  Tenant security deposit liabilities                                    97

  Accrued property taxes                                                182

  Other liabilities                                                     391

  Mortgage notes payable                                              8,000

Partners' Capital (Deficit)

  General partners                                      $    (85)

  Limited partners (55,000 units

     issued and outstanding)                               4,851      4,766

                                                                    $13,542


          See Accompanying Notes to Consolidated Financial Statements
b)
                             SHELTER PROPERTIES III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)
                                  (Unaudited)


                                Three Months Ended      Six Months Ended
                                     June 30,               June 30,

                                  1999         1998       1999       1998

Revenues:

  Rental income                $1,289         $1,264    $2,568       $2,502

  Other income                     76            112       161          199

     Total revenues             1,365          1,376     2,729        2,701

Expenses:

  Operating                       638            627     1,199        1,198

  General and administrative       62             57       117          109

  Depreciation                    212            226       442          448

  Interest                        183            187       368          375

  Property taxes                   99             87       194          179

     Total expenses             1,194          1,184     2,320        2,309

  Net income                   $  171         $  192    $  409       $  392

Net income allocated

  to general partners (1%)     $    2         $    2    $    4       $    4

Net income allocated

  to limited partners (99%)       169            190       405          388

                               $  171         $  192    $  409       $  392

Net income per limited

  partnership unit             $ 3.07         $ 3.45    $ 7.36       $ 7.05

Distribution per limited

  partnership unit             $   --         $   --    $   --       $ 9.00


          See Accompanying Notes to Consolidated Financial Statements

c)
                             SHELTER PROPERTIES III

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)
                                  (Unaudited)

                                 Limited

                               Partnership  General   Limited

                                  Units     Partners  Partners   Total


Original capital contributions  55,000     $     2     $27,500  $27,502


Partners' (deficit) capital

  at December 31, 1998          55,000     $   (89)    $ 4,446  $ 4,357


Net income for the six months

  ended June 30, 1999               --           4         405      409


Partners' (deficit) capital

  at June 30, 1999              55,000     $   (85)    $ 4,851  $ 4,766

          See Accompanying Notes to Consolidated Financial Statements

d)
                             SHELTER PROPERTIES III

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                      Six Months Ended

                                                          June 30,

                                                       1999        1998

Cash flows from operating activities:

  Net income                                         $  409        $  392

  Adjustments to reconcile net income to net cash

  provided by operating activities:

     Depreciation                                       442           448

     Amortization of discounts and loan costs            49            48

     Change in accounts:

       Receivables and deposits                          66          (169)

       Other assets                                     (59)           18

       Accounts payable                                  45           (85)

       Tenant security deposit liabilities              (12)           (6)

       Accrued property taxes                           (70)          179

       Other liabilities                                   1            1

            Net cash provided by operating activities    871          826

Cash flows from investing activities:

  Property improvements and replacements               (199)         (155)

  Net withdrawals from (deposits to) restricted

      escrows                                           331           (20)

            Net cash provided by (used in) investing

            activities                                  132          (175)

Cash flows from financing activities:

  Payments on mortgage notes payable                   (125)         (116)

  Partners' distributions                                --          (500)

   Net cash used in financing activities               (125)         (616)

Net increase in cash and cash equivalents               878            35

Cash and cash equivalents at beginning of period        630         1,624

Cash and cash equivalents at end of period           $1,508        $1,659

Supplemental disclosure of cash flow information:

  Cash paid for interest                             $  318        $  327


          See Accompanying Notes to Consolidated Financial Statements



e)
                             SHELTER PROPERTIES III

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty III Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements include all the accounts of the Partnership and its 99.99% owned partnership. The general partner of the consolidated partnership is Shelter Realty III Corporation. Shelter Realty III Corporation may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - RECONCILIATION OF CASH FLOWS

The following is a reconciliation of the subtotal in the accompanying consolidated statements of cash flows captioned "net cash provided by operating activities" to "net cash provided by operations," as defined in the Partnership Agreement. However, "net cash provided by operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                  Six Months Ended

                                                      June 30,

                                                 1999          1998

                                                   (in thousands)


Net cash provided by operating activities     $  871        $  826

  Payments on mortgage notes payable            (125)         (116)

  Property improvements and replacements        (199)         (155)

  Change in restricted escrows, net              331           (20)

  Changes in reserves for net operating

   liabilities                                    29            62

  Additional reserves                           (707)         (597)


      Net cash provided by operations         $  200        $   --

The Corporate General Partner reserved approximately $707,000 and $597,000 on June 30, 1999 and 1998, respectively, to fund capital improvements and repairs at the Partnership's four investment properties.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates during the six months ended June 30, 1999 and 1998.

                                                               1999        1998

                                                                (in thousands)


Property management fees (included in operating expenses)    $ 140       $137

Reimbursement for services of affiliates (included in

 operating and general and administrative expenses)             58         64

Due to general partner                                         185        185

During the six months ended June 30, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $140,000 and $137,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $58,000 and $64,000 for the six months ended June 30, 1999 and 1998, respectively. Included in these expenses for the six months ended June 30, 1999 and 1998, is approximately $4,000 and $5,000, respectively, in reimbursements for construction oversight costs.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 16,306.88 (29.65%) of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $222 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,385.00 units. As a result, AIMCO and its affiliates currently own 20,977.00 units of limited partnership interest in the Partnership representing 38.14% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

During 1986 a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of June 30, 1999, the level of return to the limited partners has not been met.

On September 26, 1997, an affiliate of the General Partner purchased Lehman Brothers Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Essex Park Apartments, Colony House Apartments, and Willowick Apartments owned by the Partnership.

NOTE E - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenue:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of four apartment complexes located in Georgia, South Carolina (2), and Tennessee. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the six months ended June 30, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

               1999                  RESIDENTIAL     OTHER       TOTALS

Rental income                        $2,568        $    --      $ 2,568
Other income                            151             10          161
Interest expense                        368             --          368
Depreciation                            442             --          442
General and administrative expense       --            117          117
Segment profit (loss)                   516           (107)         409
Total assets                         13,069            473       13,542
Capital expenditures for
  investment properties                 199             --          199


               1998                  RESIDENTIAL     OTHER        TOTALS

Rental income                        $2,502        $    --      $ 2,502
Other income                            185            14           199
Interest expense                        375            --           375
Depreciation                            448            --           448
General and administrative expense       --           109           109
Segment profit (loss)                   487           (95)          392
Total assets                         13,766           781        14,547
Capital expenditures for
  investment properties                 155            --           155

NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:

                                           Average Occupancy

Property                                     1999      1998

Essex Park Apartments

   Columbia, South Carolina                 92%        92%

Colony House Apartments

   Murfreesboro, Tennessee                  88%        90%

North River Village Apartments

   Atlanta, Georgia                         96%        92%

Willowick Apartments

   Greenville, South Carolina               95%        93%

The Corporate General Partner attributes the increase in occupancy at North River Village Apartments to management's intensified marketing efforts.

Results of Operations

The Registrant's net income for the three and six months ended June 30, 1999 was approximately $171,000 and $409,000, respectively, as compared to approximately $192,000 and $392,000 for the three and six months ended June 30, 1998. The decrease in net income for the three months ended June 30, 1999 was due to a decrease in total revenue and an increase in total expenses. The decrease in total revenue is the result of a decrease in other income which was partially offset by an increase in rental income. Other income decreased primarily due to an overall decrease in the cash balance held in interest bearing accounts by the Partnership as a whole. Total expenses increased for the three months ended June 30, 1999 as a result of increases in operating, property taxes and general and administrative expenses which were slightly offset by decreases in depreciation and interest expense. Operating expense increased due to an increase in advertising and maintenance expense, which were offset by a decrease in insurance expense. Advertising expense increased as a result of management's intensified marketing at Colony House Apartments, North River Village Apartments and Willowick Apartments. Maintenance expense increased as a result of interior and exterior improvements at all four of the Registrant's investment properties. Insurance expense decreased at all the investment properties due to a change in insurance carriers during the current year.

The increase in net income for the six months ended June 30, 1999 was due to an increase in total revenue which was partially offset by a decrease in other income. Total revenue increased due to an increase in rental income. Rental income increased primarily due to an increase in average rental rates at all four of the Registrant's investment properties and to the increase in occupancy at North River Village Apartments and Willowick Apartments as noted above which more than offset the decrease in occupancy at Colony House Apartments. Expenses for the six months ended June 30, 1999 increased due to an increase in property tax expense and general and administrative expense which was offset by a decrease in depreciation and interest expense. Property tax expense increased primarily due to an increase in the accrual for the anticipated property tax expense at all of the Partnership's investment properties.

The increase in general and administrative expense for the three and six months ended June 30, 1999 was primarily attributable to an increase in legal fees. Legal fees increased as a result of the settlement of an outstanding litigation case in the first quarter of 1999. Included in general and administrative expenses for the six months ended June 30, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement.

As part of the ongoing business plan of the Registrant, the Corporate General Partner monitors the rental market environments of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At June 30, 1999, the Registrant had cash and cash equivalents of approximately $1,508,000 as compared to approximately $1,659,000 at June 30, 1998. Cash and cash equivalents increased approximately $878,000 for the six months ended June 30, 1999 from the Registrant's year end, primarily due to approximately $871,000 of cash provided by operating activities and approximately $132,000 of cash provided by investing activities, which was partially offset by approximately $125,000 of cash used in financing activities. Cash provided by investing activities consisted of net withdrawals from the escrow accounts maintained by the mortgage lender which were partially offset by property improvements and replacements at the Partnership's investment properties. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Cash improvements planned for each of the Registrant's properties are detailed below.

Essex Park

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $278,000 of capital improvements over the next few days. Capital improvements budgeted for, but not limited to, approximately $289,000 are planned for 1999 which include certain of the required improvements and consist of floor covering and appliance replacement, swimming pool repairs and major landscaping. For the six months ended June 30, 1999 the Partnership completed approximately $70,000 of capital improvements at the property consisting primarily of appliance and floor covering replacements.

Colony House

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $278,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $254,000 are planned for 1999 which include certain of the required improvements and consist of roof repairs, air conditioning system repairs, electrical, parking lot and major landscaping. For the six months ended June 30, 1999, the Partnership completed approximately $35,000 of capital improvements at the property consisting primarily of floor covering replacements and interior and exterior building improvements.

North River Village

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $76,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $104,000 are planned for 1999 which include certain of the required improvements and consist of floor covering and air conditioning system repairs. For the six months ended June 30, 1999, the Partnership completed approximately $53,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements and other interior and exterior building improvements.

Willowick

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $278,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $406,000 are planned for 1999 which include certain of the required improvements and consist of parking lot and swimming pool repairs, exterior painting, and major landscaping. For the six months ended June 30, 1999 the Partnership completed approximately $41,000 of capital improvements at the property consisting primarily of floor covering and appliance replacements and exterior building improvements.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $8,000,000, net of discount, is amortized over varying periods with required balloon payments ranging from November 15, 2002 to October 15, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

No distributions were made during the six months ended June 30, 1999. Cash distributions of $500,000 from operations were made during the six months ended June 30, 1998. The general partners received $5,000 and the limited partners received $495,000 (approximately $9.00 per limited partnership unit).
Subsequent to June 30, 1999 the Corporate General Partner approved and paid a distribution of $200,000 from operations ($198,000 of which was paid to limited partners, $3.60 per limited partnership unit). The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after planned capital improvement expenditures to permit any additional distributions to its partners in 1999 or subsequent periods.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 16,306.88 (29.65%) of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $222 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,385.00 units. As a result, AIMCO and its affiliates currently own 20,977.00 units of limited partnership interest in the Partnership representing 38.14% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The Corporate General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as part of this report.

b)   Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               SHELTER PROPERTIES III

                               By: Shelter Realty III Corporation
                                   Corporate General Partner


                               By: /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                               By: /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President
                                   Finance and Administration

                               Date: