Form 10QSB
period 1999-09-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 1999-11-12
CIK 353282

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


               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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



ITEM 1.   FINANCIAL STATEMENTS


a)

                             SHELTER PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                      (in thousands, except per unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                            $  1,515
Receivables and deposits, net of bad debt
   allowance of $14                                                       388
Restricted escrows                                                        562
Other assets                                                              209
Investment properties:
Land                                                      $   1,281
Buildings and related personal property                      25,505
                                                             26,786
Less accumulated depreciation                               (15,805)   10,981
                                                                     $ 13,655

Liabilities and Partners' Capital (Deficit)
Liabilities
Accounts payable                                                     $    140
Tenant security deposit liabilities                                       105
Accrued property taxes                                                    277
Other liabilities                                                         402
Mortgage notes payable                                                  7,949
Partners' Capital (Deficit)
General partners                                          $    (85)
Limited partners (55,000 units issued and
outstanding)                                                 4,867      4,782

                                                                     $ 13,655


          See Accompanying Notes to Consolidated Financial Statements


b)

                             SHELTER PROPERTIES III

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                  1999       1998         1999        1998
Revenues:
Rental income                    $1,317     $1,297       $3,885      $3,799
Other income                         87        106          248         305
Total revenues                    1,404      1,403        4,133       4,104

Expenses:
Operating                           634        688        1,833       1,886
General and administrative           59         43          176         152
Depreciation                        220        228          662         676
Interest                            180        186          548         561
Property taxes                       95         92          289         271
Total expenses                    1,188      1,237        3,508       3,546

Net income                       $  216     $  166       $  625      $  558

Net income allocated to
general partners (1%)            $    2     $    2       $    6      $    6
Net income allocated to
limited partners (99%)              214        164          619         552

                                 $  216     $  166       $  625      $  558
Net income per limited
partnership unit                 $ 3.89     $ 2.98       $11.25      $10.04

Distributions per limited
partnership unit                 $ 3.60     $ 9.00       $ 3.60      $18.00

          See Accompanying Notes to Consolidated Financial Statements


c)

                             SHELTER PROPERTIES III
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership   General      Limited
                                   Units      Partners    Partners     Total

Original capital contributions     55,000     $     2      $27,500    $27,502

Partners' (deficit) capital at
December 31, 1998                  55,000     $   (89)     $ 4,446    $ 4,357

Distribution to partners               --          (2)        (198)      (200)

Net income for the nine months
ended September 30, 1999               --           6          619        625

Partners' (deficit) capital at
September 30, 1999                 55,000     $   (85)     $ 4,867    $ 4,782

          See Accompanying Notes to Consolidated Financial Statements


d)

                             SHELTER PROPERTIES III
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Nine Months Ended
                                                            September 30,
                                                          1999        1998
Cash flows from operating activities:
Net income                                             $   625     $   558
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                               662         676
Amortization of discounts and loan costs                    74          73
Change in accounts:
Receivables and deposits                                    22        (256)
Other assets                                               (50)         12
Accounts payable                                            79         (47)
Tenant security deposit liabilities                         (4)         (6)
Accrued property taxes                                      25         271
Other liabilities                                           12          18

Net cash provided by operating activities                1,445       1,299

Cash flows from investing activities:
Property improvements and replacements                    (554)       (242)

Net withdrawals from (deposits to) restricted escrows      384         (31)

Net cash used in investing activities                     (170)       (273)

Cash flows from financing activities:
Payments on mortgage notes payable                        (190)       (176)
Partners' distributions                                   (200)       (500)

Net cash used in financing activities                     (390)       (676)

Net increase in cash and cash equivalents                  885         350

Cash and cash equivalents at beginning of period           630       1,624

Cash and cash equivalents at end of period             $ 1,515     $ 1,974

Supplemental disclosure of cash flow information:
Cash paid for interest                                 $   475     $   488

Supplemental disclosure of non-cash flow information:
Distribution payable                                   $    --     $   500

          See Accompanying Notes to Consolidated Financial Statements


e)

                             SHELTER PROPERTIES III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty III Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation

The consolidated financial statements include the accounts of the Partnership and its 99.99% owned partnership. The general partner of the consolidated partnership is Shelter Realty III Corporation. Shelter Realty III Corporation may be removed by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership transactions have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

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


                                                     For the Nine Months Ended
                                                           September 30,
                                                        1999             1998
                                                           (in thousands)


Net cash provided by operating activities             $ 1,445           $ 1,299
Payments on mortgage notes payable                       (190)             (176)
Property improvements and replacements                   (554)             (242)
Change in restricted escrows, net                         384               (31)
Changes in reserves for net operating
liabilities                                               (84)                8
Additional reserves                                    (1,001)             (858)

Net cash provided by operations                       $    --           $    --

The Corporate General Partner reserved approximately $1,001,000 and $858,000 at September 30, 1999 and 1998, respectively to fund capital improvements and repairs at the Partnership's four investment properties.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates during the nine months ended September 30, 1999 and 1998.

                                                        1999       1998
                                                         (in thousands)

Property management fees (included in
  operating expenses)                                   $211       $208
Reimbursement for services of affiliates
  (included in operating and general and
 administrative expenses and investment properties)       92         92
Due to general partners                                  185        185
Due from general partners                                 11         11

During the nine months ended September 30, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $211,000 and $208,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $92,000 for both the nine months ended September 30, 1999 and 1998. Included in these expenses for the nine months ended September 30, 1999 and 1998, respectively, is approximately $8,000 and $6,000 in construction oversight costs.

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Corporate General Partner commenced a tender offer to purchase up to 16,306.88 (29.65% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $222 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,682.00 units. As a result, AIMCO and its affiliates currently own 21,274.00 units of limited partnership interest in the Partnership representing 38.68% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. (See "Note F - Legal Proceedings").

During 1986 a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of September 30, 1999, the level of return to the limited partners has not been met.

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide similar types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                1999                  Residential      Other       Totals
                                                 (in thousands)
Rental income                           $ 3,885       $    --     $ 3,885
Other income                                236            12         248
Interest expense                            548            --         548
Depreciation                                662            --         662
General and administrative expense           --           176         176
Segment profit (loss)                       789          (164)        625
Total assets                             13,440           215      13,655
Capital expenditures for investment
  properties                                554            --         554

                1998                  Residential      Other       Totals
                                                 (in thousands)
Rental income                           $ 3,799       $    --     $ 3,799
Other income                                281            24         305
Interest expense                            561            --         561
Depreciation                                676            --         676
General and administrative expense           --           152         152
Segment profit (loss)                       686          (128)        558
Total assets                             13,792         1,022      14,814
Capital expenditures for investment
  properties                                242            --         242

NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Corporate General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 1999 and 1998:

                                                    Average
                                                   Occupancy
Property                                       1999          1998

Essex Park Apartments
 Columbia, South Carolina                      92%           94%

Colony House Apartments
 Mufreesboro, Tennessee                        92%           91%

North River Village Apartments
 Atlanta, Georgia                              95%           93%

Willowick Apartments
 Greenville, South Carolina                    94%           93%

Results of Operations

The Registrant's net income for the three and nine months ended September 30, 1999 was approximately $216,000 and $625,000, respectively, as compared to approximately $166,000 and $558,000 for the three and nine months ended September 30, 1998. The increase in net income for the nine months ended September 30, 1999 was due to an increase in total revenue and a decrease in total expenses. The increase in net income for the three month period is due primarily to a decrease in total expenses. The increase in total revenue is the result of an increase in rental income which was partially offset by a decrease in other income. Rental income increased for both the three and nine month periods ended September 30, 1999 primarily due to an increase in average annual rental rates at all four of the Registrant's investment properties and an increase in occupancy at three of the Registrant's investment properties. Other income for both the three and nine month periods ended September 30, 1999 decreased primarily due to lower interest income as a result of a decrease in interest bearing cash balances as a result of distributions paid to the partners.

Total expenses decreased for the three and nine months ended September 30, 1999 as a result of a decrease in operating expense and to a lesser extent a decrease in depreciation and interest expense which was slightly offset by an increase in both general and administrative expense and property tax expense. Operating expense decreased due to a decrease in insurance expense and maintenance expense which were offset by an increase in advertising expense. Insurance expense decreased at all the investment properties due to a change in insurance carriers during the fourth quarter of 1998. Maintenance expense decreased due to the completion during 1998 of exterior building improvements at Essex Park Apartments and Colony House Apartments. The decrease in operating expense was offset by an increase in advertising expense as a result of management's intensified marketing at all four of the Registrant's investment properties in an effort to increase occupancy. Property tax expense increased primarily due to an increase in the accrual for the anticipated increase in property taxes at all of the Partnership's investment properties.

The increase in general and administrative expense for the three and nine months ended September 30, 1999 is primarily attributable to an increase in legal fees. Legal fees increased as a result of the settlement of an outstanding litigation case in the first quarter of 1999. Included in general and administrative expenses for the nine months ended September 30, 1999 and 1998 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 1999, the Registrant had cash and cash equivalents of approximately $1,515,000 as compared to approximately $1,974,000 at September 30, 1998. Cash and cash equivalents increased approximately $885,000 for the nine months ended September 30, 1999 from the Registrant's year end, primarily due to approximately $1,445,000 of cash provided by operating activities, which was partially offset by approximately $170,000 of cash used in investing activities and approximately $390,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements at all four of the Partnership's investment properties, which was offset by net withdrawals from the restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties and of payments of partner distributions. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal, and regulatory requirements. Capital improvements planned for each of the Registrant's properties are detailed below.

Essex Park

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements it is estimated that the property requires approximately $278,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $289,000 are planned for 1999 which include certain of the required improvements and consist of floor covering and appliance replacement, swimming pool improvements and major landscaping. For the nine months ended September 30, 1999, the Partnership completed approximately $103,000 in capital improvements consisting primarily of appliance and floor covering replacements and air conditioning system upgrades. These improvements were funded from Partnership reserves.

Colony House

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $278,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $254,000 are planned for 1999 which include certain of the required improvements and consist of roof replacements, air conditioning system upgrades, electrical improvements, parking lot improvements and major landscaping. For the nine months ended September 30, 1999, the Partnership completed approximately $127,000 in capital improvements consisting primarily of floor covering and appliance replacements and interior and exterior building improvements. These improvements were funded from Partnership reserves and operations.

North River Village

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $76,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $104,000 are planned for 1999 which include certain of the required improvements and consist of floor covering and air conditioning system improvements. For the nine months ended September 30, 1999, the Partnership completed approximately $93,000 in capital improvements at the property consisting primarily of floor covering and appliance replacements and other interior and exterior building improvements and air conditioning system improvements. These improvements were funded from Partnership reserves and operations.

Willowick Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Corporate General Partner on interior improvements, it is estimated that the property requires approximately $278,000 of capital improvements over the next few years. Capital improvements budgeted for, but not limited to, approximately $406,000 are planned for 1999 which include certain of the required improvements and consist of parking lot and swimming pool improvements, exterior renovations, and major landscaping. For the nine months ended September 30, 1999, the Partnership completed approximately $231,000 in capital improvements at the property consisting primarily of floor covering and appliance replacements and exterior building improvements. These improvements were funded from Partnership reserves and operations.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $7,949,000, net of discount, is amortized over 257 months with required balloon payments due from November 15, 2002 to October 15, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If a property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

A cash distribution from operations of approximately $200,000 (198,000 to the limited partners, $3.60 per limited partnership unit), was made to the partners during the nine months ended September 30, 1999. Cash distributions of $500,000 from operations were made during the nine months ended September 30, 1998. The general partners received $5,000 and the limited partners received $495,000 (approximately $9.00 per limited partnership unit). The Partnership made a cash distribution from operations during October 1998 of approximately $500,000 ($495,000 of which was paid to the limited partners, $9.00 per limited partnership unit), which was accrued for in the third quarter of 1998. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after planned capital improvement expenditures to permit any additional distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offer

On May 19, 1999, AIMCO Properties, L.P., an affiliate of the Corporate General Partner commenced a tender offer to purchase up to 16,306.88 (29.65% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $222 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,682.00 units. As a result, AIMCO and its affiliates currently own 21,274.00 units of limited partnership interest in the Partnership representing 38.68% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. (See "Item 1. Financial Statements, Note F - Legal Proceedings")

Year 2000 Compliance

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I _ Financial Information, Item 1. Financial Statements, Note B _ Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Corporate General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General
Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:


               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b) Reports on Form 8-K filed during the quarter ended September 30, 1999:
                    None.


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



                                 SHELTER PROPERTIES III

                                 By:     Shelter Realty III Corporation
                                         Corporate General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:   November 10, 1999