Form 10KSB
period 1999-12-31
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2000-03-16
CIK 353282

March 14, 2000



United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Shelter Properties III
      Form 10-KSB
      File No. 0-10260

To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,




Stephen Waters
Real Estate Controller

-------------------------------------------------------------------------------
                  FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

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

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                      (Address of principal executive offices)

                            Issuer's telephone number
                                 (864) 239-1000

           Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year.  $5,550,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


                                     PART I

Item 1.  Description of Business

Shelter Properties III (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on May 15, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partnership interest in the Registrant was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021 unless terminated prior to such date.

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1981 and 1982, during its acquisition phase, the Registrant acquired five existing apartment properties. The Registrant continues to own and operate four of these properties. See "Item 2. Description of Properties".

Commencing September 2, 1981, the Registrant offered pursuant to a Registration Statement filed with the Securities and Exchange Commission up to 54,800 Units of Limited Partnership Interest (the "Units") at a purchase price of $500 per Unit with a minimum purchase of 10 Units ($5,000). An additional 200 Units were purchased by the Corporate General Partner.

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

The Registrant has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner. An affiliate of the Corporate General Partner has been providing such property management services.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner, in such market area, could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and, competition for the apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.  Description of Properties

The following table sets forth the Registrant's investments in properties:


                                   Date of
Property                           Purchase       Type of Ownership           Use


Essex Park Apartments              10/29/81  Fee ownership subject to    Apartment
  Columbia, South Carolina                   first and second mortgages  323 units

Colony House Apartments            10/31/81  Fee ownership subject to    Apartment
  Murfreesboro, Tennessee                    first and second mortgages  194 units

North River Village Apartments     04/21/82  Fee ownership subject to    Apartment
  Atlanta, Georgia                           first and second            133 units
                                             mortgages (1)

Willowick Apartments               06/30/82  Fee ownership subject to    Apartment
  Greenville, South Carolina                 first and second mortgages  180 units


(1) Property is held by a Limited Partnership in which the Registrant owns a 99.99% interest.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.


                                Gross
                               Carrying  Accumulated                      Federal
Property                        Value    Depreciation   Rate   Method    Tax Basis
                                  (in thousands)                      (in thousands)


Essex Park Apartments          $10,298    $ 6,122      5-36     S/L      $ 1,613

Colony House Apartments          6,164      3,565      5-36     S/L          906

North River Village Apartments   5,844      3,575      5-32     S/L          923

Willowick Apartments             5,031      2,830      5-32     S/L          884

            Totals             $27,337    $16,092                        $ 4,326


See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note I - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                             Principal                                      Principal
                             Balance At    Stated                            Balance
                            December 31,  Interest   Period     Maturity     Due At
Property                        1999        Rate    Amortized     Date    Maturity (3)
                           (in thousands)                                (in thousands)


Essex Park

  1st mortgage                $ 2,908      7.60%       (1)      11/15/02     $ 2,552
  2nd mortgage                    109      7.60%      none      11/15/02         109

Colony House

  1st mortgage                  2,168      7.60%       (1)      11/15/02       1,903
  2nd mortgage                     81      7.60%      none      11/15/02          81

North River Village

  1st mortgage                  1,603      7.83%       (2)      10/15/03       1,489
  2nd mortgage                     54      7.83%      none      10/15/03          54

Willowick

  1st mortgage                  1,135      7.60%       (1)      11/15/02         997
  2nd mortgage                     43      7.60%      none      11/15/02          43
                                8,101                                        $ 7,228

Less unamortized

  present value discounts        (206)

          Totals              $ 7,895


(1) The principal balance is being amortized over 257 months with a balloon payment due November 15, 2002.

(2) The principal balance is being amortized over 344 months with a balloon payment due October 15, 2003.

(3) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 1999 and 1998 for each property are as follows:

                                    Average Annual               Average Annual
                                     Rental Rates                  Occupancy
                                       (per unit)
 Property                         1999            1998          1999        1998

 Essex Park                     $6,471          $6,309          92%          94%

 Colony House                    7,708           7,531          93%          91%

 North River Village             9,316           8,972          94%          94%

 Willowick                       5,858           5,781          93%          92%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that the properties are adequately insured. The properties are apartment complexes which lease units for lease terms of one year or less. As of December 31, 1999, no tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were as follows:

                                                1999            1999
                                               Billing          Rate
                                           (in thousands)

       Essex Park                               $118           27.53%

       Colony House                              109            4.93%

       North River Village                        75            3.95%

       Willowick                                  70           32.23%

Capital Improvements

Essex Park Apartments: The Partnership completed approximately $243,000 in capital expenditures at Essex Park Apartments as of December 31, 1999, consisting primarily of floor covering, and appliance replacement, swimming pool enhancements, major landscaping, and HVAC improvements. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $96,900. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Colony House Apartments: The Partnership completed approximately $335,000 in capital expenditures at Colony House Apartments as of December 31, 1999, consisting primarily of floor covering and appliance replacements, electrical improvements, roof and parking lot improvements. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $58,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

North River Village Apartments: The Partnership completed approximately $114,000 in capital expenditures at North River Village Apartments as of December 31, 1999, consisting primarily of floor covering and appliance replacements, electrical and HVAC improvements. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $39,900. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Willowick Apartments: The Partnership completed approximately $413,000 in capital expenditures at Willowick Apartments as of December 31, 1999, consisting primarily of floor covering and appliance replacements, pool upgrades, electrical improvements, exterior painting, and structural improvements. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $54,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see
Item 7. Financial Statements, "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

During the quarter ended December 31, 1999, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 54,800 limited partnership units aggregating $27,400,000. An additional 200 units were purchased by the Corporate General Partner. The Partnership currently has 1,425 holders of record owning an aggregate of 55,000 Units. Affiliates of the Corporate General Partner own 29,657 units or approximately 53.92% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999.

                                                 Distributions
                                           Aggregate         Per Unit

         01/01/98 - 12/31/98           $ 2,200,000  (1)       $39.60

         01/01/99 - 12/31/99           $   775,000  (1)       $13.95

(1) Distributions were made from cash from operations (see "Item 6" for further details).

Future cash distributions will depend on the levels of cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any additional distributions to its partners in 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $400 per apartment unit at Colony House, Essex Park, and Willowick Apartments and $200 per apartment unit at North River Village Apartments. As of December 31, 1999, the reserve account was fully funded with approximately $494,000 in its reserve accounts.

Several tender offers were made by various parties, including affiliates of the general partners, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 29,657 limited partnership units in the Partnership representing 53.92% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 6.     Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for the year ended December 31, 1999, was approximately $778,000 versus approximately $794,000 for the year ended December 31, 1998. (See "Note D" of the consolidated financial statements for a reconciliation of these amounts to the Registrant's federal taxable income.) The decrease in net income was due to an increase in total expenses which was partially offset by an increase in total revenues. Total expenses increased due to an increase in depreciation, property taxes and general and administrative expenses. Depreciation expense increased as a result of property additions at the Partnership's four investment properties during 1999. Property tax expense increased as a result of an increase in the assessed value of North River Village Apartments.

General and administrative expenses increased as a result of an increase in legal costs, which include the Partnership's portion of settlement costs paid in March 1999 as disclosed in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998. Included in general and administrative expenses at both December 31, 1999 and 1998 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. In addition costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement are also included. Operating and interest expense remained relatively constant for the comparable periods.

Total revenues increased due to an increase in rental income which was partially offset by a decrease in other income. Rental revenues increased as a result of an increase in the average annual rental rates at all four of the Partnership's properties. The decrease in other income is due to a decrease in interest income due to lower cash balances in interest bearing accounts as a result of distributions to partners and the use of escrow funds for capital improvements.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner. The effect of the change in 1999 was to increase net income by approximately $223,000 ($4.02 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Corporate General Partner and affiliates.

Liquidity and Capital Resources

At December 31, 1999, the Registrant had cash and cash equivalents of approximately $655,000 as compared to approximately $630,000 at December 31, 1998. The increase in cash and cash equivalents of approximately $25,000 is primarily due to approximately $1,785,000 of cash provided by operating activities which was substantially offset by approximately $729,000 of cash used in investing activities and approximately $1,031,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements which was partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted primarily of partner distributions and to a lesser extent payments of principal made on the mortgages encumbering the Registrant's properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $249,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $7,895,000, net of discount, is amortized over varying periods with balloon payments ranging from November 15, 2002 to October 15, 2003. The Corporate General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the year ended December 31, 1999, cash distributions of approximately $775,000 ($767,000 of which was paid to the limited partners, $13.95 per limited partnership unit) were paid from operations. During the year ended December 31, 1998, cash distributions of approximately $2,200,000 ($2,178,000 of which was paid to the limited partners, $39.60 per limited partnership unit) were paid from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $400 per apartment unit at Colony House Apartments, Essex Park Apartments, and Willowick Apartments and $200 per apartment unit at North River Village Apartments. As of December 31, 1999, the reserve account was fully funded with approximately $494,000 in its reserve accounts.

Tender Offer

Several tender offers were made by various parties, including affiliates of the general partners, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 29,657 limited partnership units in the Partnership representing approximately 53.92% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Corporate General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

SHELTER PROPERTIES III

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young, LLP Independent Auditors

      Consolidated Balance Sheet - December 31, 1999

      Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners
Shelter Properties III

We have audited the accompanying consolidated balance sheet of Shelter Properties III as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties III at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note I to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
February 24, 2000

                             SHELTER PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 1999


Assets

   Cash and cash equivalents                                                 $  655
   Receivables and deposits                                                     437
   Restricted escrows                                                           570
   Other assets                                                                 181
   Investment properties (Notes C & F):
      Land                                                    $ 1,281
      Buildings and related personal property                  26,056
                                                               27,337
      Less accumulated depreciation                           (16,092)       11,245
                                                                            $13,088

Liabilities and Partners' (Deficit) Capital

Liabilities

      Accounts payable                                                       $  114
      Tenant security deposit liabilities                                       106
      Accrued property taxes                                                    157
      Other liabilities                                                         456
      Mortgage notes payable (Notes C & F)                                    7,895

Partners' (Deficit) Capital

   General partners                                            $ (89)
   Limited partners (55,000 units issued and
      outstanding)                                              4,449         4,360
                                                                            $13,088

           See Accompanying Notes to Consoldiated Financial Statements

                             SHELTER PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                        Years Ended December 31,
                                                           1999          1998

Revenues:
   Rental income                                           $ 5,225       $ 5,102
   Other income                                                325           388

      Total revenues                                         5,550         5,490

Expenses:
   Operating                                                 2,430         2,469
   General and administrative                                  236           205
   Depreciation                                                949           914
   Interest                                                    750           746
   Property taxes                                              407           362
      Total expenses                                         4,772         4,696

Net income (Note D)                                        $   778       $   794

Net income allocated to general partners (1%)              $     8       $     8

Net income allocated to limited partners (99%)                 770           786
                                                           $   778       $   794

Net income per limited partnership unit                    $ 14.00       $ 14.29

Distributions per limited partnership unit                 $ 13.95       $ 39.60

           See Accompanying Notes to Consoldiated Financial Statements

                             SHELTER PROPERTIES III

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership     General   Limited
                                          Units       Partners   Partners     Total


Original capital contributions           55,000       $     2     $27,500    $27,502

Partners' (deficit) capital at
  December 31, 1997                      55,000       $   (75)    $ 5,838    $ 5,763

Distributions to partners                    --           (22)     (2,178)    (2,200)

Net income for the year ended
  December 31, 1998                          --             8        786         794

Partners' (deficit) capital at
  December 31, 1998                      55,000           (89)     4,446       4,357

Distributions to partners                    --            (8)      (767)       (775)

Net income for the year ended
  December 31, 1999                          --             8        770         778

Partners' (deficit) capital at
  December 31, 1999                      55,000      $    (89)  $  4,449     $ 4,360

           See Accompanying Notes to Consoldiated Financial Statements

                             SHELTER PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                                     Years Ended
                                                                    December 31,

                                                                 1999         1998


Cash flows from operating activities:

  Net income                                                  $    778      $    794
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                    949           914
   Amortization of discounts and loan costs                         96            98
   Change in accounts:
      Receivables and deposits                                     (27)         (181)
      Other assets                                                 (32)           13
      Accounts payable                                              53           (56)
      Tenant security deposit liabilities                           (3)          (11)
      Accrued property taxes                                       (95)          252
      Other liabilities                                             66            12

          Net cash provided by operating activities              1,785         1,835

Cash flows from investing activities:

  Property improvements and replacements                        (1,105)         (352)
  Net withdrawals from (deposits to) restricted escrows            376           (40)

          Net cash used in investing activities                   (729)         (392)

Cash flows from financing activities:

  Payments on mortgage notes payable                              (256)         (237)
  Partners' distributions                                         (775)       (2,200)

          Net cash used in financing activities                 (1,031)       (2,437)

Net increase (decrease) in cash and cash equivalents                25          (994)

Cash and cash equivalents at beginning of year                     630         1,624

Cash and cash equivalents at end of year                       $   655       $   630

Supplemental disclosure of cash flow information:

  Cash paid for interest                                       $   630       $   649


          See Accompanying Notes to Consoldiated Financial Statements

                             SHELTER PROPERTIES III

                     Notes to Consolidated Financial Statements

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization

Shelter Properties III (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on May 15, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partnership interest in the Registrant was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021 unless terminated prior to such date. The Partnership commenced operations on October 28, 1981, and completed its acquisition of apartment properties on June 30, 1982. The Partnership operates four apartment properties located in the South.

Principles of Consolidation

The financial statements include all of the accounts of the Partnership and its 99.99% owned partnership. The Corporate General Partner of the consolidated partnerships is Shelter Realty III Corporation. Shelter Realty III Corporation may be removed as the general partner of the consolidated partnership by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions

Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement. The Partnership Agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to consolidated financial statements, whenever "net cash from operations" is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying consolidated statements of cash flows captioned "net cash provided by operating activities" to "net cash from operations", as defined in the Partnership Agreement. However, "net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                       Years ended December 31,
                                                            (in thousands)
                                                           1999        1998

Net cash provided by operating activities                 $1,785      $1,835
   Property improvements and replacements                 (1,105)       (352)
   Payments on mortgage notes payable                       (256)       (237)
   Changes in reserves for net operating liabilities          38         (29)
   Changes in restricted escrows, net                        376         (40)
   Additional operating reserves                            (838)     (1,100)

      Net cash from operations                            $   --      $   77

The Corporate General Partner reserved approximately $838,000 and $1,100,000 on December 31, 1999 and 1998, respectively, to fund capital improvements and repairs at its properties.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999.

                                                 Distributions
                                           Aggregate         Per Unit

         01/01/98 - 12/31/98           $ 2,200,000  (1)       $39.60

         01/01/99 - 12/31/99           $   775,000  (2)       $13.95

(1) Distributions were made from cash from operations ($2,178,000 to the limited partners, $39.60 per limited partnership unit).

(2) Distributions were made from cash from operations ($767,000 to the limited partners, $13.95 per limited partnership unit).

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

In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $400 per apartment unit at Colony House Apartments, Essex Park Apartments, and Willowick Apartments and $200 per apartment unit at North River Village Apartments. As of December 31, 1999, the reserve account was fully funded with approximately $494,000 in its reserve account.

Undistributed Net Proceeds from Property Sales

At December 31, 1999, undistributed proceeds from property sales amounted to approximately $185,000 which is payable to the general partners for related sales commissions when certain levels of return are received by the limited partners. (See "Note E").

Allocation of Profits, Gains and Losses

Profits, gains, and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Profits, not including gain from property dispositions, are allocated as if they were distributions of net cash from operations.

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the consolidated statements of operations and consolidated changes in partners' (deficit) capital for 1999 and 1998 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 55,000 average units outstanding.

Fair Value of Financial Instruments

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

Other Reserves

The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The change in other reserves during 1999 and 1998 were an increase of approximately $38,000 and a decrease of approximately $29,000, respectively, which amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposits liabilities, accrued taxes, and other liabilities. At this time, the general partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents

Includes cash on hand, and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Escrows

      Capital Improvement Account - At the time of the refinancing of North River Village Apartments in 1993, approximately $546,000 of the refinancing proceeds were designated for a "capital improvement escrow" for certain capital improvements. During 1999 the remaining balance in this account was returned to the property as all required capital improvements had been completed.

      Reserve Account - In addition to the capital improvement account, a general reserve account was established with the refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) into the reserve accounts until the reserve accounts are funded in an amount equal to $400 per apartment unit at Colony House Apartments, Essex Park Apartments, and Willowick Apartments and $200 per apartment unit at North River Village Apartments. As of December 31, 1999, the reserve accounts were fully funded for all the partnership's investment properties with approximately $494,000 in its reserve accounts including interest earned on these funds.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (see Note I).

Loan Costs

Loan  costs  of  approximately  $408,000,   less  accumulated   amortization  of
approximately $277,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to rental income as incurred.

Investment Properties

Investment properties consist of four apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value for which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. No adjustments for impairment of value were recorded in the years ended December 31, 1999 and 1998.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $97,000 and $77,000 for the years ended December 31, 1999 and 1998, respectively, were charged to operating expense as incurred.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note G" for required disclosure.)

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Corporate General Partner. The Corporate General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:


                           Principal      Monthly                          Principal
                           Balance At     Payment     Stated                Balance
                          December 31,   Including   Interest  Maturity     Due At
                              1999        Interest     Rate      Date      Maturity
                               (in thousands)                           (in thousands)

Properties


Essex Park Apartments

  1st mortgage               $ 2,908         $ 28     7.60%    11/15/02     $ 2,552
  2nd mortgage                   109           (a)    7.60%    11/15/02         109

Colony House

  1st mortgage                 2,168           21     7.60%    11/15/02       1,903
  2nd mortgage                    81           (a)    7.60%    11/15/02          81

North River Village
  Apartments

  1st mortgage                 1,603           13     7.83%    10/15/03       1,489
  2nd mortgage                    54           (a)    7.83%    10/15/03          54

Willowick Apartments

  1st mortgage                 1,135           11     7.60%    11/15/02         997
  2nd mortgage                    43           (a)    7.60%    11/15/02          43
                             $ 8,101         $ 73                            $ 7,228

Less unamortized present
  value of discounts            (206)
          Total              $ 7,895



(a)   Monthly payment of interest only is less than one thousand dollars.

The Partnership exercised interest rate buy-down options when the debt was refinanced, reducing the stated rates from 8.76% to 7.60% and 8.13% to 7.83% in 1992 and 1993, respectively. The fee for the interest rate reduction amounted to approximately $575,000 and is being amortized as a loan discount on the effective interest method over the life of the loans The discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rates of the debt to 8.76% and 8.13%, respectively.

The mortgage notes payable are non-recourse and are secured by pledge of the apartment properties and by pledge of revenues from the apartment properties. All of the mortgage notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1999 are as follows (in thousands):

                               2000              $ 277
                               2001                 299
                               2002               5,957
                               2003               1,568
                                                $ 8,101

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                     1999         1998

Net income as reported                              $  778       $  794
Add (deduct):
   Depreciation differences                            403          487
   Change in prepaid rental                             17          (29)
   Other                                                18           20

Federal taxable income                              $1,216       $1,272

Federal taxable income per limited
   partnership unit                                 $21.89       $22.90

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                  Net assets as reported                  $ 4,360
                     Land and buildings                     3,086
                     Accumulated depreciation             (10,005)
                     Syndication fees                       3,235
                     Other                                    284

                  Net assets - tax basis                  $   960

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                         1999       1998
                                                         (in thousands)

Property management fees (included in operating
  expenses)                                             $ 284      $ 283
Reimbursement for services of affiliates,
  (included in operating, general and
  administrative expenses, and investment
  properties)                                             131        119
Due to General Partner                                    185        185
Due from General Partner                                   11         11

During the years ended December 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $284,000 and $283,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $131,000 and $119,000 for the years ended December 31, 1999 and 1998, respectively.

On September 26, 1997, an affiliate of the General Partner purchased Lehman Brothers Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Essex Park Apartments, Colony House Apartments and Willowick Apartments owned by the Partnership.

Several tender offers were made by various parties, including affiliates of the general partners, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 29,657 limited partnership units in the Partnership representing 53.92% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note F - Real Estate and Accumulated Depreciation

Investment Properties


                                                       Initial Cost
                                                      To Partnership
                                                       (in thousands)

                                                              Buildings          Cost
                                                             and Related     Capitalized
                                                               Personal     Subsequent to
Description                        Encumbrances      Land      Property      Acquisition

Essex Park Apartments

 Columbia, South Carolina             $ 3,017       $ 473      $ 7,406         $ 2,419
Colony House Apartments
 Murfreesboro, Tennessee                2,249          183       4,408           1,573
North River Village Apartments
 Atlanta, Georgia                       1,657          336       4,085           1,423
Willowick Apartments
 Greenville, South Carolina             1,178          289       3,563           1,179
             Totals                   $ 8,101      $ 1,281     $19,462         $ 6,594



                              Gross Amount At Which Carried
                                   At December 31, 1999
                                      (in thousands)

                            Buildings
                           And Related
                             Personal           Accumulated     Date of       Date    Depreciable
Description          Land   Properties   Total  Depreciation  Construction  Acquired  Life-Years


Essex Park
 Columbia, South    $ 473    $ 9,825    $10,298  $ 6,122        1973        10/29/81     5-36
  Carolina
Colony House
 Murfreesboro,
   Tennessee           183     5,981      6,164    3,565     1970-1972      10/31/81     5-36

North River
Village
 Atlanta, Georgia      336     5,508      5,844    3,575        1969        04/21/82     5-32


Willowick
 Greenville, South
   Carolina            289     4,742      5,031    2,830        1974        06/30/82     5-32

      Totals        $1,281   $26,056   $27,337  $16,092


Reconciliation of "Real Estate and Accumulated Depreciation":

                                                     December 31,
                                                   1999         1998
                                                     (in thousands)
Investment Properties

Balance at beginning of year                      $26,232      $25,880
    Property improvements                           1,105          352

Balance at end of year                            $27,337      $26,232

Accumulated Depreciation

Balance at beginning of year                      $15,143      $14,229
    Additions charged to expense                      949          914

Balance at end of year                            $16,092      $15,143


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is approximately $30,423,000 and $29,318,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $26,097,000 and $25,551,000, respectively.

Note G - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of four apartment complexes located in Georgia, South Carolina (2), and Tennessee. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years ended December 31, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                   Residential     Other      Totals
                                                   (in thousands)

Rental income                             $ 5,225       $ --      $ 5,225
Other income                                  310           15        325
Interest expense                              750           --        750
Depreciation                                  949           --        949
General and administrative expense             --          236        236
Segment profit (loss)                         999         (221)       778
Total assets                               12,811          277     13,088
Capital expenditures for investment
  properties                                1,105           --      1,105

                 1998                   Residential     Other      Totals
                                                  (in thousands)

Rental income                             $ 5,102       $ --      $ 5,102
Other income                                  360           28        388
Interest expense                              746           --        746
Depreciation                                  914           --        914
General and administrative expense             --          205        205
Segment profit (loss)                         971         (177)       794
Total assets                               12,901          364     13,265
Capital expenditures for investment
  properties                                  352           --        352

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note I - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Corporate General Partner. The effect of the change in 1999 was to increase net income by approximately $223,000 ($4.02 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Corporate General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The Corporate General Partner is Shelter Realty III Corporation. The names and ages of, as well as the position and offices held by, the present executive officers and director of the Corporate General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Corporate General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10. Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 1999, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

                                           Number of Units      Percentage

           Insignia Properties, LP              18,632            33.88%
             (an affiliate of AIMCO)
           AIMCO Properties, LP                 11,025            20.04%
             (an affiliate of AIMCO)

Insignia Properties LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly controlled by AIMCO. Its business address is 2000 South Colorado Blvd., Denver, Colorado 80222.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 200 Units as required by the terms of the Partnership Agreement governing the Partnership.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates during the years ended December 31, 1999 and 1998:

                                                         1999       1998
                                                          (in thousands)

Property management fees (included in operating
  expenses)                                             $ 284      $ 283
Reimbursement for services of affiliates,
  (included in operating, general and
  administrative expenses, and investment
  properties)                                             131        119
Due to General Partner                                    185        185
Due from General Partner                                   11         11

During the years ended December 31, 1999 and 1998, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $284,000 and $283,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $131,000 and $119,000 for the years ended December 31, 1999 and 1998, respectively.

On September 26, 1997, an affiliate of the General Partner purchased Lehman Brothers Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Essex Park Apartments, Colony House Apartments and Willowick Apartments owned by the Partnership.

Several tender offers were made by various parties, including affiliates of the general partners, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 29,657 limited partnership units in the Partnership representing 53.92% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 13.  Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b)   Reports on Form 8-K filed in the fourth quarter of 1999:

            None.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SHELTER PROPERTIES III


                                    By:   Shelter Realty III Corporation
                                          Corporate General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President and
                                          Controller

                                    Date:


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date:
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President and     Date:
Martha L. Long          Controller

                             Shelter Properties III

                                  EXHIBIT INDEX

Exhibit

     2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT.

     3    See Exhibit 4(a)

     4 (a) Amended and Restated Certificate and Agreement of Limited Partnership, [included as Exhibit A to the Prospectus of Registrant dated September 2, 1981 contained in Amendment No. 1 to Registration Statement No. 2-72567 of Registrant filed September 2, 1981 (the "Prospectus") and incorporated herein by reference].

     (b) Subscription Agreements and Signature Pages [Filed with Amendment No. 1 of Registration Statement No. 2-72567 of Registrant and incorporated herein by reference].

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

     (a) Purchase Agreement dated July 1, 1981 and First Addendum to Purchase Agreement dated August 4, 1981 between Colony House of Murfreesboro and U.S. Shelter Corporation to purchase Colony House Apartments.**

     (b) Purchase Agreement dated July 31, 1981, between Southern Associated Limited Partnership and U.S. Shelter Corporation to purchase Essex Park Apartments.**

     **Filed as Exhibits  12(a) and 12(b),  respectively,  to Amendment No. 1 of
          Registration Statement No. 2-72567 of Registrant filed September 2, 1981 and incorporated herein by reference.

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

     10(ii)  Form  of  Management   Agreement  with  U.S.  Shelter   Corporation
          subsequently assigned to Shelter Management Group, L.P. (now known as Insignia Management, L.P.) [Filed with Amendment No. 1 to Registration Statement, No. 2-72567 of Registrant and incorporated herein by reference.]

     10(iii) Contracts related to refinancing the debt:

     (a) First Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties III and Wesley D. Turner (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Colony House, Essex Park, and Willowick.***

     (b) Second Deeds of Trust and Security Agreements dated October 28, 1992 between Shelter Properties III and Wesley D. Turner (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Colony House, Essex Park, and Willowick.***

     (c) First Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties III and Wesley D. Turner (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Colony House, Essex Park, and Willowick.***

     (d) Second Assignments of Leases and Rents dated October 28, 1992 between Shelter Properties III and Wesley D. Turner (Trustee) and First Commonwealth Realty Credit Corporation, a Virginia Corporation, securing the following properties: Colony House, Essex Park, and Willowick.***

     (e) First Deeds of Trust Notes dated October 28, 1992 between Shelter Properties III and Wesley D. Turner (Trustee) and First Commonwealth Realty Credit Corporation, relating to the following properties:
          Colony House, Essex Park, and Willowick.***

     (f) Second Deeds of Trust Notes dated October 28, 1992 between Shelter Properties III and Wesley D. Turner (Trustee) and First Commonwealth Realty Credit Corporation, relating to the following properties:
          Colony House, Essex Park, and Willowick.***

     ***Filed as Exhibit 10(iii) (a) through (f), respectively, to Form 10-KSB of Registrant for year ended December 31, 1992 and incorporated herein by reference.

     (g) First Deed to Secure Debt and Security Agreement dated September 30, 1993 between North River Village III Limited Partnership and Lexington Mortgage Company, a Virginia Corporation receiving North River Village.****

     (h) Second Deed to Secure Debt and Security Agreement dated September 30, 1993 between North River Village III Limited Partnership and Lexington Mortgage Company, a Virginia Corporation receiving North River Village.****

     (i) First Assignment of Leases and Rents dated September 30, 1993 between North River Village III Limited Partnership and Lexington Mortgage Company, a Virginia Corporation receiving North River Village.****

    (j) Second Assignment of Leases and Rents dated September 30, 1993 between North River Village III Limited Partnership and Lexington Mortgage Company, a Virginia Corporation receiving North River Village.****

    (k) First Real Estate Note dated September 30, 1993 between North River Village III Limited Partnership and Lexington Mortgage Company, a Virginia Corporation relating to North River Village.****

    (l) Second Real Estate Note dated September 30, 1993 between North River Village III Limited Partnership and Lexington Mortgage Company, a Virginia Corporation relating to North River Village.****

               ****Filed  as Exhibit  10(iii)  (a) through (f) of Form 10QSB for
          quarter  ended  September  30,  1993,  and   incorporated   herein  by
          reference.

     18 Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

     27   Financial Data Schedule.

     99   (a)  Prospectus of Registrant  dated  September 2, 1981
               [included in  Registration  Statement No.  2-72567,  of
               Registrant] and incorporated herein by reference.

          (b) Agreement of Limited Partnership for North River Village III between Shelter III GP Limited Partnership and Shelter Properties III entered into April 30, 1992. [Filed as Exhibit 28(b) to Form 10-KSB of Registrant for year ended December 31, 1992 and incorporated herein by reference.]

                                                                    Exhibit 18

February 24, 2000


Mr. Patrick J. Foye
Executive Vice President
Shelter Realty III Corporation

Corporate General Partner of Shelter Properties III
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note I of Notes to the Consolidated Financial Statements of Shelter Properties III included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Corporate General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                              Very truly yours,
                                                          /s/ Ernst & Young LLP