Form 10QSB
period 2000-03-31
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2000-05-04
CIK 353282

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


                   For the quarterly period ended March 31, 2000


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

                                 (864) 239-1000

                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____


                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

a)

                             SHELTER PROPERTIES III

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                        (in thousands, except per unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                         $    866
   Receivables and deposits                                               141
   Restricted escrows                                                     738
   Other assets                                                           224
   Investment properties:
      Land                                            $   1,281
      Buildings and related personal property            26,258
                                                         27,539

      Less accumulated depreciation                     (16,352)       11,187
                                                                     $ 13,156

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                  $     95
   Tenant security deposit liabilities                                    105
   Accrued property taxes                                                  98
   Other liabilities                                                      399
   Mortgage notes payable                                               7,843

Partners' (Deficit) Capital

   General partners                                   $    (86)
   Limited partners (55,000 units issued and
      outstanding)                                       4,702          4,616
                                                                     $ 13,156

            See Accompanying Notes to Consolidated Financial Statements

b)

                             SHELTER PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                     Three Months Ended
                                                         March 31,
                                                      2000       1999

Revenues:
   Rental income                                     $1,317     $1,279
   Other income                                         104         85
      Total revenues                                  1,421      1,364

Expenses:
   Operating                                            606        561
   General and administrative                            60         55
   Depreciation                                         260        230
   Interest                                             156        185
   Property taxes                                        83         95
      Total expenses                                  1,165      1,126

Net income                                           $  256      $ 238


Net income allocated to general partners (1%)        $    3      $   2
Net income allocated to limited partners (99%)          253        236

                                                     $  256      $ 238

Net income per limited partnership unit              $ 4.60     $ 4.29


            See Accompanying Notes to Consolidated Financial Statements

c)

                             SHELTER PROPERTIES III

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                       Limited
                                     Partnership     General     Limited
                                        Units        Partners    Partners     Total

Original capital contributions          55,000       $     2     $27,500     $27,502

Partners' (deficit) capital at
   December 31, 1999                    55,000       $   (89)    $ 4,449     $ 4,360

Net income for the three months
   ended March 31, 2000                     --             3         253         256

Partners' (deficit) capital at
   March 31, 2000                       55,000       $   (86)    $ 4,702     $ 4,616


            See Accompanying Notes to Consolidated Financial Statements

d)

                             SHELTER PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999

Cash flows from operating activities:

   Net income                                                   $   256     $   238
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                260         230
        Amortization of discounts and loan costs                     26          25
        Change in accounts:
            Receivables and deposits                                296         166
            Other assets                                            (53)        (47)
            Accounts payable                                        (19)         12
            Tenant security deposit liabilities                      (1)         (7)
            Accrued property taxes                                  (59)       (159)
            Other liabilities                                       (57)         20

               Net cash provided by operating activities            649         478

Cash flows from investing activities:

   Property improvements and replacements                          (202)        (67)
   Net (deposits to) withdrawals from restricted escrows           (168)         86

               Net cash (used in) provided by investing
                    activities                                     (370)         19
 Cash flows from financing activities:

   Payments on mortgage notes payable                               (68)        (62)

               Net cash used in financing activities                (68)        (62)

Net increase in cash and cash equivalents                           211         435

Cash and cash equivalents at beginning of period                    655         630

Cash and cash equivalents at end of period                      $   866     $ 1,065

Supplemental disclosure of cash flow information:

   Cash paid for interest                                       $   154     $   160

            See Accompanying Notes to Consolidated Financial Statements


e)

                             SHELTER PROPERTIES III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty III Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Principles of Consolidation

The financial statements include all of the accounts of the Partnership and its 99.99% owned partnership. The Corporate General Partner of the consolidated partnership is Shelter Realty III Corporation. Shelter Realty III Corporation may be removed as the general partner of the consolidated partnership by the Registrant; therefore, the consolidated partnership is controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

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

Note C - Reconciliation of Cash Flows

The following is a reconciliation of the subtotal on the accompanying consolidated statements of cash flows captioned "net cash provided by operating activities" to "net cash used in operations", as defined in the Partnership Agreement. However, "net cash used in operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                      For the Three Months Ended
                                                              March 31,
                                                         2000             1999
                                                            (in thousands)
Net cash provided by operating activities             $   649          $   478
   Payments on mortgage notes payable                     (68)             (62)
   Property improvements and replacements                (202)             (67)
   Change in restricted escrows, net                     (168)              86
   Changes in reserves for net operating
      liabilities                                        (107)              15
   Additional reserves                                   (104)            (450)

      Net cash provided by operations                 $    --          $    --

The Corporate General Partner reserved approximately $104,000 and $450,000 at March 31, 2000 and 1999, respectively to fund capital improvements and repairs at the Partnership's four investment properties.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates during the three months ended March 31, 2000 and 1999.

                                                           2000      1999
                                                           (in thousands)

Property management fees (included in
  operating expenses)                                      $ 72      $ 70
Reimbursement for services of affiliates
  (included in operating and general and
   administrative expenses and investment properties)        27        27
Due to general partners                                     185       185
Due from general partners                                    11        11

During the three months ended March 31, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $72,000 and $70,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $27,000 for both the three months ended March 31, 2000 and 1999.

During 1986 a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of March 31, 2000, the level of return to the limited partners has not been met.

On September 26, 1997, an affiliate of the General Partner purchased Lehman Brothers Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Essex Park Apartments, Colony House Apartments, and Willowick Apartments owned by the Partnership.

AIMCO and its affiliates currently own 30,244 limited partnership units in the Partnership representing 54.989% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 54.989% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide similar types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 2000                   Residential      Other       Totals
                                                    (in thousands)
Rental income                             $ 1,317         $ --      $ 1,317
Other income                                  102             2         104
Interest expense                              156            --         156
Depreciation                                  260            --         260
General and administrative expense             --            60          60
Segment profit (loss)                         314           (58)        256
Total assets                               12,979           177      13,156
Capital expenditures for investment
  properties                                  202            --         202

                 1999                   Residential      Other       Totals
                                                   (in thousands)
Rental income                             $ 1,279         $ --      $ 1,279
Other income                                   81             4          85
Interest expense                              185            --         185
Depreciation                                  230            --         230
General and administrative expense             --            55          55
Segment profit (loss)                         289           (51)        238
Total assets                               12,785           537      13,322
Capital expenditures for investment
  properties                                   67            --          67

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2000 and 1999

                                                            Average
                                                           Occupancy

       Property                                        2000          1999

       Essex Park Apartments
          Columbia, South Carolina                     91%            93%

       Colony House Apartments
          Mufreesboro, Tennessee                       94%            85%

       North River Village Apartments
          Atlanta, Georgia                             92%            94%

       Willowick Apartments
          Greenville, South Carolina                   95%            94%

The Corporate General Partner attributes the increase in occupancy at Colony House Apartments to the management's intensified marketing and promotion efforts.

Results of Operations

The Registrant's net income for the three months ended March 31, 2000 was approximately $256,000 as compared to approximately $238,000 for the three months ended March 31, 1999. The increase in net income was due to an increase in total revenues which were partially offset by an increase in total expenses. The increase in total revenues was primarily due to an increase in rental income and, to a lesser extent, an increase in other income. Rental income increased due to an increase in average annual rental rates at all four of the Registrant's investment properties. Rental income also increased due to an increase in occupancy at two of the Registrant's investment properties which was slightly offset by a decrease in occupancy at the Registrant's two remaining investment properties. Other income increased due to an increase in miscellaneous income at North River Village Apartments.

Total expenses increased as a result of increases in operating and depreciation expense, which was slightly offset by a decrease in interest expense and property tax expense. The increase in operating expenses was due to increases in administrative and maintenance expenses. Administrative expense increased due to small increases in business licenses and permits, tax service and office expense at all four investment properties. Maintenance expense increased due to interior painting projects at Colony House Apartments and Essex Park Apartments. Depreciation expense increased due to increased property improvements and replacements at all four investment properties. These increases were slightly offset by a decrease in interest expense due to the reduction in principal balances on the properties mortgages. Property tax expense decreased due to the timing of the receipt of property tax billings.

General and administrative expense remained relatively constant for the three months ended March 31, 2000. Included in general and administrative expenses for the three months ended March 31, 2000 and 1999 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2000, the Registrant had cash and cash equivalents of approximately $866,000 as compared to approximately $1,065,000 at March 31, 1999. Cash and cash equivalents increased approximately $211,000 for the three months ended March 31, 2000 from the Registrant's year end, primarily due to approximately $649,000 of cash provided by operating activities, which was partially offset by approximately $370,000 of cash used in investing activities and approximately $68,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements at all four of the Partnership's investment properties and net deposits to the restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal, and regulatory requirements. Capital improvements completed at each of the Registrant's properties are detailed below.

Essex Park Apartments

The Partnership has budgeted approximately $223,000 for capital improvements during 2000 at Essex Park Apartments, consisting primarily of appliances, floor coverings, plumbing improvements, and other building improvements. The Partnership has completed approximately $29,000 in capital expenditures as of March 31, 2000, consisting primarily of floor covering and appliance replacements. These improvements were funded primarily from replacement reserves.

Colony House Apartments

The Partnership has budgeted approximately $117,000 for capital improvements during 2000 at Colony House Apartments consisting primarily of appliances, floor coverings, swimming pool improvements, and air conditioning improvements. The Partnership has completed approximately $71,000 in capital expenditures as of March 31, 2000, consisting primarily of floor covering, appliance replacement, and major sewer replacements. These improvements were funded primarily from replacement reserves and operations.

North River Village Apartments

The Partnership has budgeted approximately $164,000 for capital improvements during 2000 at North River Village Apartments, consisting primarily of appliances, floor coverings and plumbing improvements. The Partnership has completed approximately $67,000 in capital expenditures as of March 31, 2000, consisting primarily of floor covering, appliances, and HVAC replacements and parking lot improvements. These improvements were funded primarily from operations.

Willowick Apartments

The Partnership has budgeted approximately $70,000 for capital improvements during 2000 at Willowick Apartments, consisting primarily of appliances, floor coverings, major landscaping and clubhouse renovations. The Partnership has completed approximately $35,000 in capital expenditures as of March 31, 2000, consisting primarily of floor covering, lighting and appliance replacements. These improvements were funded primarily from replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $7,843,000, net of discount, is amortized over varying periods with balloon payments due from November 15, 2002 to October 15, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

There were no cash distributions made for either of the three months ended March 31, 2000 or 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $400 per apartment unit at Colony House Apartments, Essex Park Apartments, and Willowick Apartments and $200 per apartment unit at North River Village Apartments. As of March 31, 2000 the reserve account was fully funded with approximately $661,000 on deposit with the mortgage lender.


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended March 31, 2000:

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

                                 Date:   May 4, 2000