Form 10-Q
period 2000-06-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2000-08-02
CIK 353282

FORM 10-QSB - QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Quarterly or Transitional Report

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                             SHELTER PROPERTIES III

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                        (in thousands, except per unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                            $    605
   Receivables and deposits                                                  161
   Restricted escrows                                                        827
   Other assets                                                              194
   Investment properties:
      Land                                                 $   1,281
      Buildings and related personal property                 26,503
                                                              27,784
      Less accumulated depreciation                          (16,619)     11,165
                                                                        $ 12,952

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                     $    172
   Tenant security deposit liabilities                                       112
   Accrued property taxes                                                    173
   Other liabilities                                                         432
   Mortgage notes payable                                                  7,792

Partners' (Deficit) Capital

   General partners                                        $    (90)
   Limited partners (55,000 units issued and
      outstanding)                                            4,361        4,271
                                                                        $ 12,952

            See Accompanying Notes to Consolidated Financial Statements

b)

                             SHELTER PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)




                                   Three Months Ended           Six Months Ended
                                        June 30,                    June 30,
                                    2000         1999          2000           1999
Revenues:
   Rental income                   $1,359        $1,289      $2,676          $2,568
   Other income                       106            76         210             161
       Total revenues               1,465         1,365       2,886           2,729

Expenses:
   Operating                          599           638       1,205           1,199
   General and administrative          87            62         147             117
   Depreciation                       267           212         527             442
   Interest                           181           183         337             368
   Property taxes                      96            99         179             194
       Total expenses               1,230         1,194       2,395           2,320

   Net income                      $  235        $  171      $  491          $  409

Net income allocated

   to general partners (1%)        $    2        $    2      $    5          $    4
Net income allocated

   to limited partners (99%)          233           169         486             405
                                   $  235        $  171      $  491          $  409
Net income per limited
   partnership unit                $ 4.24        $ 3.07      $ 8.84          $ 7.36

Distributions per limited

   partnership unit                $10.44        $   --      $10.44          $   --


            See Accompanying Notes to Consolidated Financial Statements

c)

                             SHELTER PROPERTIES III

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         55,000         $   2       $27,500     $27,502

Partners' (deficit) capital at
   December 31, 1999                   55,000         $ (89)      $ 4,449     $ 4,360

Distributions to partners                                (6)         (574)      (580)

Net income for the six months
   ended June 30, 2000                     --             5           486        491

Partners' (deficit) capital at
   June 30, 2000                       55,000         $ (90)      $ 4,361    $ 4,271

            See Accompanying Notes to Consolidated Financial Statements


d)

                             SHELTER PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                  Six Months Ended
                                                                      June 30,

                                                                  2000        1999
Cash flows from operating activities:

   Net income                                                   $   491     $   409
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                527         442
        Amortization of discounts and loan costs                     53          49
        Change in accounts:
            Receivables and deposits                                276          66
            Other assets                                            (33)        (59)
            Accounts payable                                         58          45
            Tenant security deposit liabilities                       6         (12)
            Accrued property taxes                                   16         (70)
            Other liabilities                                       (24)          1

               Net cash provided by operating activities          1,370         871

Cash flows from investing activities:

   Property improvements and replacements                          (447)       (199)
   Net (deposits to) withdrawals from restricted escrows           (257)        331

               Net cash (used in) provided by investing
                    activities                                     (704)        132

Cash flows from financing activities:

   Payments on mortgage notes payable                              (136)       (125)
   Partners' distributions                                         (580)         --

               Net cash used in financing activities               (716)       (125)

Net (decrease) increase in cash and cash equivalents                (50)        878

Cash and cash equivalents at beginning of period                    655         630

Cash and cash equivalents at end of period                      $   605     $ 1,508

Supplemental disclosure of cash flow information:

   Cash paid for interest                                       $   307     $   318

            See Accompanying Notes to Consolidated Financial Statements


e)

                             SHELTER PROPERTIES III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty III Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

                                                      For the Six Months Ended
                                                              June 30,
                                                        2000             1999
                                                           (in thousands)
Net cash provided by operating activities            $ 1,370          $   871
   Payments on mortgage notes payable                   (136)            (125)
   Property improvements and replacements               (447)            (199)
   Change in restricted escrows, net                    (257)             331
   Changes in reserves for net operating
      liabilities                                       (299)              29
   Additional reserves                                  (231)            (707)

      Net cash provided by operations                $    --          $   200

The Corporate General Partner reserved approximately $231,000 and $707,000 at June 30, 2000 and 1999, respectively, to fund capital improvements and repairs at the Partnership's four investment properties.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates during the six months ended June 30, 2000 and 1999.

                                                           2000      1999
                                                           (in thousands)

Property management fees (included in
  operating expenses)                                      $146      $140
Reimbursement for services of affiliates
  (included in operating and general and
   administrative expenses and investment properties)        63        58
Due to general partners                                     185       185
Due from general partners                                    11        11

During the six months ended June 30, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $146,000 and $140,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $63,000 and $58,000 for the six months ended June 30, 2000 and 1999, respectively.

During 1986 a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of June 30, 2000, the level of return to the limited partners has not been met.

On September 26, 1997, an affiliate of the General Partner purchased Lehman Brothers Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Essex Park Apartments, Colony House Apartments, and Willowick Apartments owned by the Partnership.

AIMCO and its affiliates currently own 30,424 limited partnership units in the Partnership representing 55.32% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 55.32% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

Segment information for the three and six months ended June 30, 2000 and 1999 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

   Three Months Ended June 30, 2000     Residential      Other       Totals
                                                   (in thousands)
Rental income                             $ 1,359         $  --     $ 1,359
Other income                                  104             2         106
Interest expense                              181            --         181
Depreciation                                  267            --         267
General and administrative expense             --            87          87
Segment profit (loss)                         320           (85)        235

    Six Months Ended June 30, 2000      Residential      Other       Totals
                                                   (in thousands)
Rental income                             $ 2,676         $  --     $ 2,676
Other income                                  206             4         210
Interest expense                              337            --         337
Depreciation                                  527            --         527
General and administrative expense             --           147         147
Segment profit (loss)                         634          (143)        491
Total assets                               12,688           264      12,952
Capital expenditures for investment
  properties                                  447            --         447

   Three Months Ended June 30, 1999     Residential      Other       Totals
                                                   (in thousands)
Rental income                             $ 1,289         $  --     $ 1,289
Other income                                   70             6          76
Interest expense                              183            --         183
Depreciation                                  212            --         212
General and administrative expense             --            62          62
Segment profit (loss)                         227           (56)        171

    Six Months Ended June 30, 1999      Residential      Other       Totals
                                                   (in thousands)
Rental income                             $ 2,568         $  --     $ 2,568
Other income                                  151            10         161
Interest expense                              368            --         368
Depreciation                                  442            --         442
General and administrative expense             --           117         117
Segment profit (loss)                         516          (107)        409
Total assets                               13,069           473      13,542
Capital expenditures for investment
  properties                                  199            --         199

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2000 and 1999:

                                                            Average
                                                           Occupancy

       Property                                        2000          1999

       Essex Park Apartments
          Columbia, South Carolina                     92%            92%

       Colony House Apartments
          Mufreesboro, Tennessee                       93%            88%

       North River Village Apartments
          Atlanta, Georgia                             94%            96%

       Willowick Apartments
          Greenville, South Carolina                   96%            95%

The Corporate General Partner attributes the increase in occupancy at Colony House Apartments to management's intensified marketing and promotion efforts.

Results of Operations

The Registrant's net income for the three and six months ended June 30, 2000 was approximately $235,000 and $491,000, respectively, as compared to approximately $171,000 and $409,000 for the three and six months ended June 30, 1999. The increase in net income for both periods is due to an increase in total revenues, which was partially offset by an increase in total expenses. Total revenues increased primarily due to an increase in rental income and, to a lesser extent, an increase in other income. Rental income increased due to an increase in the average rental rates at all four of the Registrant's investment properties and to an increase in occupancy at Colony House Apartments and Willowick Apartments. The increase in rental income was partially offset by a decrease in occupancy at North River Village Apartments. Other income increased primarily due to an increase in miscellaneous income at North River Village Apartments, and, to a lesser extent, an increase in interest income.

The increase in total revenues for the three and six months ended June 30, 2000 was partially offset by an increase in total expenses. Total expenses increased due to an increase in depreciation and general and administrative expenses, which were partially offset by decreases in interest and property tax expenses. Depreciation expense increased due to increased property improvements and replacements at all four investment properties. Interest expense decreased primarily due to the reduction of principal balances on the properties' mortgages. Property tax expense decreased due to the timing of the receipt of property tax billings. Operating expense remained relatively constant for the six months ended June 30, 2000. Operating expense decreased for the three months ended June 30, 2000 due to a decrease in advertising expense and a decrease in maintenance materials and supplies.

General and administrative expense increased for three and six month periods ended June 30, 2000 as a result of an increase in costs associated with communications with investors and the annual audit. Included in general and administrative expenses for the six months ended June 30, 2000 and 1999 are management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $605,000 compared to approximately $1,508,000 at June 30, 1999. The decrease in cash and cash equivalents of approximately $50,000 for the six months ended June 30, 2000, from the Partnership's calendar year end, is due to approximately $716,000 of cash used in financing activities and approximately $704,000 of cash used in investing activities, which was partially offset by approximately $1,370,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of partner distributions and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

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

Essex Park Apartments

The Partnership has budgeted approximately $223,000 for capital improvements during 2000 at Essex Park Apartments, consisting primarily of appliances, floor coverings, plumbing improvements, and other building improvements. The Partnership has completed approximately $62,000 in capital expenditures as of June 30, 2000, consisting primarily of fencing improvements and floor covering and appliance replacements. These improvements were funded primarily from operations.

Colony House Apartments

The Partnership has budgeted approximately $117,000 for capital improvements during 2000 at Colony House Apartments consisting primarily of appliances, floor coverings, swimming pool improvements, and air conditioning improvements. The Partnership has completed approximately $228,000 in capital expenditures as of June 30, 2000, consisting primarily of floor covering and appliance replacements, air conditioning improvements, and swimming pool improvements. These improvements were funded primarily from operations.

North River Village Apartments

The Partnership has budgeted approximately $164,000 for capital improvements during 2000 at North River Village Apartments, consisting primarily of appliances, floor coverings and plumbing improvements. The Partnership has completed approximately $107,000 in capital expenditures as of June 30, 2000, consisting primarily of floor covering and HVAC replacements, plumbing improvements, parking lot improvements, and other building improvements. These improvements were funded primarily from operations.

Willowick Apartments

The Partnership has budgeted approximately $70,000 for capital improvements during 2000 at Willowick Apartments, consisting primarily of appliances, floor coverings, major landscaping and clubhouse renovations. The Partnership has completed approximately $50,000 in capital expenditures as of June 30, 2000, consisting primarily of floor covering, lighting and appliance replacements and other building improvements. These improvements were funded primarily from operations.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $7,792,000, net of discount, is amortized over varying periods with balloon payments due from November 15, 2002 to October 15, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the six months ended June 30, 2000, cash distributions of approximately $580,000 ($574,000 of which was paid to the limited partners, $10.44 per limited partnership unit) were paid from operations. Included in this amount was approximately $15,000 which consisted of withholding taxes paid to the state of South Carolina on behalf of the limited partners. There were no cash distributions made for the six months ended June 30, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $400 per apartment unit at Colony House Apartments, Essex Park Apartments, and Willowick Apartments and $200 per apartment unit at North River Village Apartments. As of June 30, 2000 the reserve account was fully funded with approximately $750,000 on deposit with the mortgage lender.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2000:

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

                                 Date:   August 2, 2000