Form 10QSB
period 2000-09-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2000-11-08
CIK 353282

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


                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                             SHELTER PROPERTIES III

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                        (in thousands, except per unit data)

                               September 30, 2000

Assets

   Cash and cash equivalents                                           $    785
   Receivables and deposits                                                 184
   Restricted escrows                                                       730
   Other assets                                                             180
   Investment properties:
      Land                                                $   1,281
      Buildings and related personal property                26,811
                                                             28,092

      Less accumulated depreciation                         (16,878)     11,214
                                                                       $ 13,093

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                    $     59
   Tenant security deposit liabilities                                      120
   Accrued property taxes                                                   280
   Other liabilities                                                        506
   Mortgage notes payable                                                 7,738

Partners' (Deficit) Capital

   General partners                                       $    (89)
   Limited partners (55,000 units issued and
      outstanding)                                           4,479        4,390
                                                                       $ 13,093

            See Accompanying Notes to Consolidated Financial Statements


b)

                             SHELTER PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                     Three Months Ended            Nine Months Ended
                                       September 30,                 September 30,

                                    2000           1999           2000           1999
Revenues:
   Rental income                   $1,306        $1,317         $3,982          $3,885
   Other income                       108            87            318             248
       Total revenues               1,414         1,404          4,300           4,133

Expenses:
   Operating                          638           634          1,843           1,833
   General and administrative         114            59            261             176
   Depreciation                       259           220            786             662
   Interest                           177           180            514             548
   Property taxes                     107            95            286             289
       Total expenses               1,295         1,188          3,690           3,508

   Net income                      $  119        $  216         $  610          $  625

Net income allocated

   to general partners (1%)        $    1        $    2         $    6          $    6
Net income allocated

   to limited partners (99%)          118           214            604             619
                                   $  119        $  216         $  610          $  625
Net income per limited
   partnership unit                $ 2.14        $ 3.89         $10.98          $11.25

Distributions per limited

   partnership unit                $   --        $ 3.60         $10.44          $ 3.60

            See Accompanying Notes to Consolidated Financial Statements


c)

                             SHELTER PROPERTIES III

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         55,000          $ 2        $27,500    $27,502

Partners' (deficit) capital at
   December 31, 1999                   55,000         $ (89)      $ 4,449    $ 4,360

Distributions to partners                                (6)         (574)      (580)

Net income for the nine months
   ended September 30, 2000                --             6           604        610

Partners' (deficit) capital at
   September 30, 2000                  55,000         $ (89)      $ 4,479    $ 4,390

            See Accompanying Notes to Consolidated Financial Statements


d)

                             SHELTER PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,

                                                                  2000        1999
Cash flows from operating activities:

   Net income                                                   $   610     $   625
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                786         662
        Amortization of discounts and loan costs                     78          74
        Change in accounts:
            Receivables and deposits                                253          22
            Other assets                                            (29)        (50)
            Accounts payable                                        (55)         79
            Tenant security deposit liabilities                      14          (4)
            Accrued property taxes                                  123          25
            Other liabilities                                        50          12

               Net cash provided by operating activities          1,830       1,445

Cash flows from investing activities:

   Property improvements and replacements                          (755)       (554)
   Net (deposits to) withdrawals from restricted escrows           (160)        384

               Net cash used in investing activities               (915)       (170)

Cash flows from financing activities:

   Payments on mortgage notes payable                              (205)       (190)
   Partners' distributions                                         (580)       (200)

               Net cash used in financing activities               (785)       (390)

Net increase in cash and cash equivalents                           130         885

Cash and cash equivalents at beginning of period                    655         630

Cash and cash equivalents at end of period                      $   785     $ 1,515

Supplemental disclosure of cash flow information:

   Cash paid for interest                                       $   460     $   475

            See Accompanying Notes to Consolidated Financial Statements


e)

                             SHELTER PROPERTIES III

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Shelter Realty III Corporation (the "Corporate General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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


                                                        For the Nine Months Ended
                                                              September 30,
                                                           2000             1999
                                                              (in thousands)
Net cash provided by operating activities               $ 1,830          $ 1,445
   Payments on mortgage notes payable                      (205)            (190)
   Property improvements and replacements                  (755)            (554)
   Change in restricted escrows, net                       (160)             384
   Changes in reserves for net operating
      liabilities                                          (356)             (84)
   Additional reserves                                     (132)          (1,001)

      Net cash provided by operations                   $   222          $    --

The Corporate General Partner reserved approximately $132,000 and $1,001,000 at September 30, 2000 and 1999, respectively, to fund capital improvements and repairs at the Partnership's four investment properties.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates during the nine months ended September 30, 2000 and 1999.

                                                           2000      1999
                                                           (in thousands)

Property management fees (included in
  operating expenses)                                      $216      $211
Reimbursement for services of affiliates
  (included in operating and general and
   administrative expenses and investment properties)       145        92
Due to general partners                                     185       185
Due from general partners                                    11        11

During the nine months ended September 30, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $216,000 and $211,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $145,000 and $92,000 for the nine months ended September 30, 2000 and 1999, respectively.

During 1986 a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of September 30, 2000, the level of return to the limited partners has not been met.

On September 26, 1997, an affiliate of the General Partner purchased Lehman Brothers Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust, including Essex Park Apartments, Colony House Apartments, and Willowick Apartments owned by the Partnership.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 32,314 limited partnership units in the Partnership representing 58.75% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 58.75% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note E - Distributions

During the nine months ended September 30, 2000, cash distributions of approximately $580,000 ($574,000 of which was paid to the limited partners, $10.44 per limited partnership unit) were paid from operations. Included in this amount was approximately $15,000 which consisted of withholding taxes paid to the state of South Carolina on behalf of the limited partners. During the nine months ended September 30, 1999, a cash distribution of approximately $200,000 ($198,000 to the limited partners, $3.60 per limited partnership unit) was paid from operations.

Subsequent to September 30, 2000, an operating distribution of approximately $222,000 was declared and paid ($220,000 of which was paid to the limited partners, $4.00 per limited partnership unit).

Note F - Segment Reporting

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

Segment information for the three and nine months ended September 30, 2000 and 1999 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

  Three Months Ended September 30, 2000    Residential      Other       Totals
                                                      (in thousands)
Rental income                                $ 1,306         $ --      $ 1,306
Other income                                     106             2         108
Interest expense                                 177            --         177
Depreciation                                     259            --         259
General and administrative expense                --           114         114
Segment profit (loss)                            231          (112)        119

  Nine Months Ended September 30, 2000     Residential      Other       Totals
                                                      (in thousands)
Rental income                                $ 3,982         $ --      $ 3,982
Other income                                     312             6         318
Interest expense                                 514            --         514
Depreciation                                     786            --         786
General and administrative expense                --           261         261
Segment profit (loss)                            865          (255)        610
Total assets                                  12,878           215      13,093
Capital expenditures for investment
  properties                                     755            --         755

  Three Months Ended September 30, 1999    Residential      Other       Totals
                                                      (in thousands)
Rental income                                $ 1,317         $ --      $ 1,317
Other income                                      85             2          87
Interest expense                                 180            --         180
Depreciation                                     220            --         220
General and administrative expense                --            59          59
Segment profit (loss)                            273           (57)        216

  Nine months Ended September 30, 1999     Residential      Other       Totals
                                                      (in thousands)
Rental income                                $ 3,885         $ --      $ 3,885
Other income                                     236            12         248
Interest expense                                 548            --         548
Depreciation                                     662            --         662
General and administrative expense                --           176         176
Segment profit (loss)                            789          (164)        625
Total assets                                  13,440           215      13,655
Capital expenditures for investment
  properties                                     554            --         554

Note G - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2000 and 1999:

                                                            Average
                                                           Occupancy

       Property                                        2000          1999

       Essex Park Apartments
          Columbia, South Carolina                     91%            92%

       Colony House Apartments
          Mufreesboro, Tennessee                       91%            92%

       North River Village Apartments
          Atlanta, Georgia                             95%            95%

       Willowick Apartments
          Greenville, South Carolina                   96%            94%

Results of Operations

The Registrant's net income for the three and nine months ended September 30, 2000 was approximately $119,000 and $610,000, respectively, as compared to approximately $216,000 and $625,000 for the three and nine months ended September 30, 1999. The decrease in net income for both periods is due to an increase in total expenses partially offset by an increase in total revenues. Total revenues increased due to an increase in rental income for the nine months ended September 30, 2000 and an increase in other income for the three and nine months ended September 30, 2000. Rental income increased due to an increase in the average rental rates at all four of the Registrant's properties. Other income increased primarily due to an increase in miscellaneous income at North Village Apartments, and to a lesser extent, an increase in interest income.

Total expenses increased for the three and nine months ended September 30, 2000 due to an increase in depreciation and general and administrative expenses, which were partially offset by a decrease in interest expense. Depreciation expense increased due to increased property improvements and replacements at all four of the investment properties which are now being depreciated. Interest expense decreased slightly for the three month period and more significantly for the nine month period primarily due to the reduction of principal balances on the properties' mortgages. Operating and property tax expense remained relatively constant for the three and nine months ended September 30, 2000.

General and administrative expense increased for the three and nine month periods ended September 30, 2000 as a result of an increase in costs associated with the annual audit and management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Included in general and administrative expenses for the nine months ended September 30, 2000 and 1999 were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual appraisals required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $785,000 compared to approximately $1,515,000 at September 30, 1999. The increase in cash and cash equivalents of approximately $130,000 for the nine months ended September 30, 2000, from the Partnership's calendar year end, is due to approximately $1,830,000 of cash provided by operating activities which was partially offset by approximately $785,000 of cash used in financing activities and approximately $915,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of partner distributions and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

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

Essex Park Apartments

The Partnership has budgeted approximately $223,000 for capital improvements during 2000 at Essex Park Apartments, consisting primarily of appliances, floor coverings, plumbing improvements, and other building improvements. The Partnership has completed approximately $139,000 in capital expenditures as of September 30, 2000, consisting primarily of fencing improvements, floor covering and appliance replacements and other building improvements. These improvements were funded from operations.

Colony House Apartments

The Partnership has budgeted approximately $117,000 for capital improvements during 2000 at Colony House Apartments consisting primarily of appliances, floor coverings, swimming pool improvements, air conditioning improvements and other building improvements. The Partnership has completed approximately $334,000 in capital expenditures as of September 30, 2000, consisting primarily of floor covering and appliance replacements, air conditioning improvements, swimming pool improvements. These improvements were funded from operations.

North River Village Apartments

The Partnership has budgeted approximately $214,000 for capital improvements during 2000 at North River Village Apartments, consisting primarily of appliances, floor coverings and plumbing improvements. The Partnership has completed approximately $203,000 in capital expenditures as of September 30, 2000, consisting primarily of floor covering and HVAC replacements, plumbing improvements, parking lot improvements, swimming pool improvements, and other building improvements. These improvements were funded from operations.

Willowick Apartments

The Partnership has budgeted approximately $107,000 for capital improvements during 2000 at Willowick Apartments, consisting primarily of appliances, floor coverings, major landscaping and clubhouse renovations. The Partnership has completed approximately $79,000 in capital expenditures as of September 30, 2000, consisting primarily of floor covering, lighting and appliance replacements and other building improvements. These improvements were funded from operations.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $7,738,000, net of discount, is amortized over varying periods with balloon payments due from November 15, 2002 to October 15, 2003. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the nine months ended September 30, 2000, cash distributions of approximately $580,000 ($574,000 of which was paid to the limited partners, $10.44 per limited partnership unit) were paid from operations. Included in this amount was approximately $15,000 which consisted of withholding taxes paid to the state of South Carolina on behalf of the limited partners. During the nine months ended September 30, 1999, a cash distribution of approximately $200,000 ($198,000 to the limited partners, $3.60 per limited partnership unit) was paid from operations. Subsequent to September 30, 2000, an operating distribution of approximately $222,000 was declared and paid ($220,000 of which was paid to the limited partners, $4.00 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for each property maintained by the mortgage lender is less than $400 per apartment unit at Colony House Apartments, Essex Park Apartments, and Willowick Apartments and $200 per apartment unit at North River Village Apartments. As of September 30, 2000 the reserve account was fully funded with approximately $652,000 on deposit with the mortgage lender.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

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

                                 Date:   November 8, 2000