Form 10KSB
period 2000-12-31
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2001-03-28
CIK 353282

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
   [No Fee Required]

                    For the fiscal year ended December 31, 2000

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934
   [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $5,711,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I


Item 1.  Description of Business

Shelter Properties III (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on May 15, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partnership interest in the Registrant was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021 unless terminated prior to such date.

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

Item 2.  Description of Properties

The following table sets forth the Registrant's investments in properties:

                                   Date of
Property                           Purchase        Type of Ownership            Use

Essex Park Apartments              10/29/81  Fee ownership subject to a     Apartment
  Columbia, South Carolina                   first mortgage                 323 units

Colony House Apartments            10/31/81  Fee ownership subject to a     Apartment
  Murfreesboro, Tennessee                    first mortgage                 194 units

North River Village Apartments     04/21/82  Fee ownership subject to a     Apartment
  Atlanta, Georgia                           first and second mortgage (1)  133 units

Willowick Apartments               06/30/82  Fee ownership subject to       Apartment
  Greenville, South Carolina                 first mortgage                 180 units

(1) Property is held by a Limited Partnership in which the Registrant owns a 99.99% interest.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.

                                Gross
                               Carrying Accumulated                      Federal
Property                        Value   Depreciation   Rate   Method    Tax Basis
                                  (in thousands)                      (in thousands)

Essex Park Apartments          $10,494    $ 6,464      5-36     S/L      $ 1,620

Colony House Apartments          6,524      3,812      5-36     S/L        1,119

North River Village Apartments   6,074      3,804      5-32     S/L        1,041

Willowick Apartments             5,126      3,064      5-32     S/L          826

            Totals             $28,218    $17,144                        $ 4,606

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                             Principal                                      Principal
                             Balance At    Stated                            Balance
                            December 31,  Interest   Period     Maturity     Due At
Property                        2000        Rate    Amortized     Date    Maturity (3)
                           (in thousands)                                      (in
                                                                           thousands)

Essex Park Apartments
  1st mortgage                $ 7,025      7.22%       (1)      01/01/21      $   --

Colony House Apartments
  1st mortgage                  3,540      7.22%       (1)      01/01/21          --

North River Village
   Apartments
  1st mortgage                  1,576      7.83%       (2)      10/15/03       1,489
  2nd mortgage                     54      7.83%      none      10/15/03          54

Willowick Apartments
  1st mortgage                  3,110      7.22%       (1)      01/01/21          --
                               15,305                                        $ 1,543
Less unamortized
  present value discounts         (14)

          Totals              $15,291

(1) The principal balance is being amortized over 240 months with the loan scheduled to be fully amortized on January 1, 2021.

(2) The principal balance is being amortized over 344 months with a balloon payment due October 15, 2003.

(3) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

On December 15, 2000, the Partnership refinanced the mortgage notes payable for Colony House Apartments, Essex Park Apartments, and Willowick Apartments.

The refinancing of Colony House Apartments replaced first and second mortgage indebtedness of approximately $2,088,000 and $81,000, respectively, with a new mortgage of $3,540,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $28,000 are due on the first day of each month until the loan matures on January 1, 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred on the refinancing were approximately $87,000. Under the terms of the previous loan agreement, the Partnership incurred prepayment penalties of approximately
$78,000. Along with the prepayment penalties, the Partnership wrote off unamortized loan costs of approximately $22,000 and mortgage amortization discounts of approximately $44,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $144,000.

The refinancing of Essex Park replaced first and second mortgage indebtedness of approximately $2,801,000 and $109,000, respectively, with a new mortgage of $7,025,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $55,000 are due on the first day of each month until the loan matures on January 1, 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred on the refinancing were approximately $158,000. Under the terms of the previous loan agreements, the Partnership incurred prepayment penalties of approximately $104,000. Along with the prepayment penalties, the Partnership wrote off unamortized loan costs of approximately $26,000 and mortgage amortization discounts of approximately $64,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $194,000.

The refinancing of Willowick replaced first and second mortgage indebtedness of approximately $1,094,000 and $43,000, respectively, with a new mortgage of $3,110,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $25,000 are due on the first day of each month until the loan matures on January 1, 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred on the refinancing were approximately $75,000. Under the terms of the previous loan agreements, the Partnership incurred prepayment penalties of approximately $41,000. Along with the prepayment penalties, the Partnership wrote off unamortized loan costs of approximately $16,000 and mortgage amortization discounts of approximately $24,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $81,000.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2000 and 1999 for each property are as follows:

                                    Average Annual               Average Annual
                                     Rental Rates                  Occupancy
                                      (per unit)
 Property                        2000             1999          2000        1999

 Essex Park Apartments          $6,615          $6,471          92%          92%

 Colony House Apartments         7,950           7,708          91%          93%

 North River Village
    Apartments                   9,920           9,316          93%          94%

 Willowick Apartments            6,075           5,858          96%          93%

The increase in occupancy at Willowick Apartments is primarily attributable to management's intensified marketing efforts and an improvement in the curb appeal of the property as a result of improvements to the property.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that the properties are adequately insured. The properties are apartment complexes which lease units for lease terms of one year or less. As of December 31, 2000, no tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 2000 for each property were as follows:

                                                2000            2000
                                               Billing          Rate
                                           (in thousands)

       Essex Park Apartments                    $142           28.25%

       Colony House Apartments                    95            4.68%

       North River Village Apartments             96            3.89%

       Willowick Apartments                       71           32.63%

Capital Improvements

Essex Park Apartments: The Partnership completed approximately $196,000 in capital expenditures at Essex Park Apartments as of December 31, 2000, consisting primarily of floor covering and appliance replacement, structural improvements, plumbing improvements and other building improvements. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $88,825. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Colony House Apartments: The Partnership completed approximately $360,000 in capital expenditures at Colony House Apartments as of December 31, 2000, consisting primarily of floor covering and appliance replacements, electrical improvements, air conditioning replacements, building and structural improvements, swimming pool improvements, and plumbing improvements. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $53,350. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

North River Village Apartments: The Partnership completed approximately $230,000 in capital expenditures at North River Village Apartments as of December 31, 2000, consisting primarily of air conditioning improvements, appliances and floor covering replacements, swimming pool improvements, plumbing improvements, and building enhancements. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $36,575. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Willowick Apartments: The Partnership completed approximately $95,000 in capital expenditures at Willowick Apartments as of December 31, 2000, consisting primarily  of  floor  covering  and  appliance  replacements,  air  conditioning improvements, and clubhouse renovations. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $49,500. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II


Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 54,800 limited partnership units aggregating $27,400,000. An additional 200 units were purchased by the Corporate General Partner. The Partnership currently has 1,273 holders of record owning an aggregate of 55,000 Units. Affiliates of the Corporate General Partner own 34,465 units or approximately 62.66% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000 and subsequent to December 31, 2000

                                                 Distributions
                                           Aggregate         Per Unit

         01/01/99 - 12/31/99           $   775,000  (1)      $ 13.95

         01/01/00 - 12/31/00           $ 7,412,000  (2)      $134.62

        Subsequent to 12/31/00         $   960,000  (1)      $ 17.28

(1)  Distributions were made from cash from operations

(2)  Distributions were made from operations and refinancing proceeds (see "Item
     6. Management's Discussion and Analysis or Plan of Operation, Liquidity and Capital Resources" for further details).

During the year ended December 31, 2000, cash distributions of approximately $6,610,000 (approximately $120.18 per limited partnership unit) were paid to the limited partners from the refinancing proceeds of Colony House Apartments, Essex Park Apartments, and Willowick Apartments. Also during the year ended December 31, 2000 the partnership distributed approximately $802,000 (approximately $794,000 to the limited partners, approximately $14.44 per limited partnership unit) from operations. During the year ended December 31, 1999, cash distributions of approximately $775,000 ($767,000 of which was paid to the limited partners, $13.95 per limited partnership unit) were paid from operations. Subsequent to December 31, 2000, the Partnership declared and paid a distribution from operations of approximately $960,000 (approximately $950,000 to the limited partners or $17.28 per limited partnership unit).

In addition to its indirect ownership of the combined general partner interests in the Partnership, AIMCO and its affiliates currently own 34,465 limited partnership units in the Partnership representing 62.66% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the general partners. As a result of its ownership of 62.66% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

Results of Operations

The Registrant's net income for the year ended December 31, 2000, was approximately $274,000 versus approximately $778,000 for the year ended December 31, 1999. (See "Note D" of the consolidated financial statements for a reconciliation of these amounts to the Registrant's federal taxable income.) The decrease in net income was primarily due to the loss on early extinguishment of debt as discussed below. Income before extraordinary loss on early extinguishment of debt was approximately $693,000 for the year ended December 31, 2000 as compared to income before extraordinary loss on early extinguishment of debt of approximately $778,000 for the year ended December 31, 1999. The decrease in income before the extraordinary loss was attributable to an increase in total expenses which was partially offset by an increase in total revenues. Total expenses increased due to an increase in depreciation, operating, and general and administrative expenses partially offset by a decrease in interest expense. Depreciation expense increased due to fixed assets placed in service during the last twelve months. Operating expense increased due to an increase in employee salaries and related employee benefits and utility expenses relating to vacant apartments at the Partnership's investment properties. Interest expense decreased due to the reduction of principal balances on the properties' mortgages. Property tax expense remained relatively constant for the year ended December 31, 2000.

General and administrative expenses increased as a result of an increase in costs associated with the annual audit and management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and appraisals required by the Partnership Agreement.

Total revenues increased due to an increase in rental income and other income. Rental revenues increased as a result of an increase in the average annual rental rates at all four of the Partnership's properties partially offset by slight decreases in occupancy at Colony House Apartments and North River Village Apartments. The increase in other income is due to an increase in interest income, late charges, application fees, and lease cancellation fees at Colony House Apartments and Essex Park Apartments, and an increase in miscellaneous income at North River Village Apartments.

Liquidity and Capital Resources

At December 31, 2000, the Registrant had cash and cash equivalents of approximately $665,000 as compared to approximately $655,000 at December 31, 1999. The increase in cash and cash equivalents of approximately $10,000 is primarily due to approximately $1,806,000 of cash provided by operating activities which was offset by approximately $1,045,000 of cash used in investing activities and approximately $751,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of repayments of mortgage notes and prepayment penalties due to refinancings, partner distributions and to a lesser extent payments of principal made on the mortgages encumbering the Registrant's properties and payment of loan costs partially offset by proceeds received from refinancings.

The refinancing of Colony House Apartments replaced first and second mortgage indebtedness of approximately $2,088,000 and $81,000, respectively with a new mortgage of $3,540,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $28,000 are due on the first day of each month until the loan matures on January 1, 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred on the refinancing were approximately $87,000. Under the terms of the previous loan agreement, the Partnership incurred prepayment penalties of approximately
$78,000. Along with the prepayment penalties, the Partnership wrote off unamortized loan costs of approximately $22,000 and mortgage amortization discounts of approximately $44,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $144,000.

The refinancing of Essex Park replaced first and second mortgage indebtedness of approximately $2,801,000 and $109,000, respectively with a new mortgage of $7,025,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $55,000 are due on the first day of each month until the loan matures on January 1, 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred on the refinancing were approximately $158,000. Under the terms of the previous loan agreements, the Partnership incurred prepayment penalties of approximately $104,000. Along with the prepayment penalties, the Partnership wrote off unamortized loan costs of approximately $26,000 and mortgage amortization discounts of approximately $64,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $194,000.

The refinancing of Willowick replaced first and second mortgage indebtedness of approximately $1,094,000 and $43,000, respectively with a new mortgage of $3,110,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $25,000 are due on the first day of each month until the loan matures on January 1, 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred on the refinancing were approximately $75,000. Under the terms of the previous loan agreements, the Partnership incurred prepayment penalties of approximately $41,000. Along with the prepayment penalties, the Partnership wrote off unamortized loan costs of approximately $16,000 and mortgage amortization discounts of approximately $24,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $81,000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, local, legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $228,250. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $15,291,000, net of discount, is amortized over varying periods with a balloon payment due on October 15, 2003 for North River Village. The other properties will be fully amortized on January 1, 2021. The Corporate General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the year ended December 31, 2000, cash distributions of approximately $6,610,000 (approximately $120.18 per limited partnership unit) were paid to the limited partners from the refinancing proceeds of Colony House Apartments, Essex Park Apartments, and Willowick Apartments. Also during the year ended December 31, 2000 the partnership distributed approximately $802,000 (approximately $794,000 to the limited partners, approximately $14.44 per limited partnership unit) from operations. During the year ended December 31, 1999, cash distributions of approximately $775,000 ($767,000 of which was paid to the limited partners, $13.95 per limited partnership unit) were paid from operations. Subsequent to December 31, 2000, the Partnership declared and paid a distribution from operations of approximately $960,000 (approximately $950,000 to the limited partners or $17.28 per limited partnership unit). Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for North River Village Apartments maintained by the mortgage lender is less than $200 per apartment unit. As of December 31, 2000, the reserve account was fully funded with approximately $53,000 in its reserve accounts.

In addition to its indirect ownership of the combined general partner interests in the Partnership, AIMCO and its affiliates currently own 34,465 limited partnership units in the Partnership representing 62.66% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the general partners. As a result of its ownership of 62.66% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 7.     Financial Statements


SHELTER PROPERTIES III

LIST OF FINANCIAL STATEMENTS


     Report of Ernst & Young, LLP Independent Auditors

     Consolidated Balance Sheet - December 31, 2000

     Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

     Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

     Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

     Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties III


We have audited the accompanying consolidated balance sheet of Shelter Properties III as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties III at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 2, 2001

                             SHELTER PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                 $  665
   Receivables and deposits                                                     478
   Restricted escrows                                                           734
   Other assets                                                                 404
   Investment properties (Notes C & F):
      Land                                                    $ 1,281
      Buildings and related personal property                  26,937
                                                               28,218
      Less accumulated depreciation                           (17,144)       11,074
                                                                            $13,355

Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                      $    94
      Tenant security deposit liabilities                                       104
      Accrued property taxes                                                    270
      Other liabilities                                                         374
      Mortgage notes payable (Notes C & F)                                   15,291

Partners' Deficit
   General partners                                            $  (94)
   Limited partners (55,000 units issued and
      outstanding)                                             (2,684)       (2,778)
                                                                            $13,355

           See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                        Years Ended December 31,
                                                           2000          1999
Revenues:
   Rental income                                         $ 5,293       $ 5,225
   Other income                                              418           325
      Total revenues                                       5,711         5,550

Expenses:
   Operating                                               2,510         2,430
   General and administrative                                338           236
   Depreciation                                            1,052           949
   Interest                                                  708           750
   Property taxes                                            410           407
      Total expenses                                       5,018         4,772
Income before loss on early extinguishment of debt           693           778

Extraordinary loss on early extinguishment of debt          (419)           --
      Net income                                         $   274       $   778

Net income allocated to general partners (1%)            $     3       $     8

Net income allocated to limited partners (99%)               271           770
                                                         $   274       $   778

Per limited partnership unit:

  Income before loss on early extinguishment of debt     $ 12.47       $ 14.00
  Loss on early extinguishment of debt                     (7.54)           --
                                                         $  4.93       $ 14.00

  Distributions per limited partnership unit             $134.62       $ 13.95

           See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General    Limited
                                          Units       Partners   Partners     Total

Original capital contributions           55,000       $     2   $ 27,500     $27,502

Partners' (deficit) capital at
  December 31, 1998                      55,000       $   (89)  $  4,446     $ 4,357

Distributions to partners                    --            (8)      (767)       (775)

Net income for the year ended
  December 31, 1999                          --             8        770         778

Partners' (deficit) capital at
  December 31, 1999                      55,000           (89)     4,449       4,360

Distributions to partners                    --            (8)    (7,404)     (7,412)

Net income for the year ended
  December 31, 2000                          --             3        271         274

Partners' deficit at
  December 31, 2000                      55,000      $    (94)  $ (2,684)    $(2,778)

           See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                                     Years Ended
                                                                    December 31,
                                                                 2000         1999
Cash flows from operating activities:
  Net income                                                  $    274      $    778
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                  1,052           949
   Amortization of discounts and loan costs                        100            96
   Extraordinary loss on early extinguishment of debt              419            --
   Change in accounts:
      Receivables and deposits                                     (41)          (27)
      Other assets                                                  (7)          (32)
      Accounts payable                                             (20)           53
      Tenant security deposit liabilities                           (2)           (3)
      Accrued property taxes                                       113           (95)
      Other liabilities                                            (82)           66

          Net cash provided by operating activities              1,806         1,785

Cash flows from investing activities:
  Property improvements and replacements                          (881)       (1,105)
  Net (deposits to) withdrawals from restricted escrows           (164)          376

          Net cash used in investing activities                 (1,045)         (729)

Cash flows from financing activities:
  Proceeds from long term borrowing                             13,675            --
  Repayments of mortgage notes payable                          (6,216)           --
  Prepayment penalties paid                                       (223)           --
  Loan costs paid                                                 (320)           --
  Payments on mortgage notes payable                              (255)         (256)
  Partners' distributions                                       (7,412)         (775)

          Net cash used in financing activities                   (751)       (1,031)

Net increase in cash and cash equivalents                           10            25

Cash and cash equivalents at beginning of year                     655           630

Cash and cash equivalents at end of year                       $   665       $   655

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $   654       $   630

           See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III

                     Notes to Consolidated Financial Statements

                                December 31, 2000


Note A - Organization and Significant Accounting Policies

Organization

Shelter Properties III (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on May 15, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The only other general partner of the Partnership was N. Barton Tuck, Jr. Mr. Tuck was not an affiliate of the Corporate General Partner and was effectively prohibited by the Partnership's partnership agreement (the "Partnership Agreement") from participating in the management of the Partnership. In June 1999, Mr. Tuck's general partnership interest in the Registrant was purchased by AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021 unless terminated prior to such date. The Partnership commenced operations on October 28, 1981, and completed its acquisition of apartment properties on June 30, 1982. The Partnership operates four apartment properties located in the South.

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

                                                              Years Ended
                                                              December 31,
                                                             (in thousands)
                                                           2000         1999

Net cash provided by operating activities                 $ 1,806      $1,785
   Property improvements and replacements                    (881)     (1,105)
   Payments on mortgage notes payable                        (255)       (256)
   Changes in reserves for net operating liabilities           39          38
   Changes in restricted escrows, net                        (164)        376
   Additional operating reserves                               --        (838)
      Net cash from operations                            $   545      $   --

The Corporate General Partner reserved approximately $838,000 at December 31, 1999, to fund capital improvements and repairs at its properties. There were no such additional reserves required at December 31, 2000.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1999 and 2000 and subsequent to December 31, 2000.

                                                 Distributions
                                          Aggregate         Per Unit

         01/01/99 - 12/31/99           $   775,000  (1)      $ 13.95

         01/01/00 - 12/31/00           $ 7,412,000  (2)      $134.62

        Subsequent to 12/31/00         $   960,000  (3)      $ 17.28

(1) Distributions were made from cash from operations ($767,000 to the limited partners, $13.95 per limited partnership unit).

(2) Distributions were made from refinancing proceeds and operations. Approximately $6,610,000 or $120.18 per limited partnership unit was paid all to the limited partners from refinancing proceeds. Approximately $802,000 was from operations (approximately $794,000 to the limited partners or $14.44 per limited partnership unit).

(3) Distribution was made from cash from operations ($951,000 to the limited partners, or $17.28 per limited partnership unit).

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

In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for North River Village Apartments maintained by the mortgage lender is less than $200 per apartment unit. As of December 31, 2000, the reserve account was fully funded with approximately $53,000 in its reserve account.

Undistributed Net Proceeds from Property Sales

At December 31, 2000, undistributed proceeds from property sales amounted to approximately $185,000 which is payable to the general partners for related sales commissions when certain levels of return are received by the limited partners. (See "Note E").

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the consolidated statements of operations and consolidated changes in partners' (deficit) capital for 2000 and 1999 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 55,000 average units outstanding.

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

Other Reserves

The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partners designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The change in other reserves during 2000 and 1999 were an increase of approximately $39,000 and $38,000, respectively, which amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposits liabilities, accrued taxes, and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents

Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $470,000 at December 31, 2000, that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

      Reserve Account - In addition to the capital improvement account, a general reserve account was established with the 1992 and 1993 refinancing proceeds for each mortgaged property. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) into the reserve accounts until the reserve accounts are funded in an amount equal to $200 per apartment unit at North River Village Apartments. As of December 31, 2000, the reserve accounts were fully funded for North River Village Apartments with approximately $53,000 in its reserve accounts including interest earned on these funds. With the 2000 refinancing of Colony House Apartments, Essex Park Apartments and Willowick Apartments, the previous reserve requirement of $400 per apartment unit was released and the balance in these accounts of approximately $601,000 was returned to the Partnership subsequent to December 31, 2000.

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

Loan Costs

Loan  costs  of  approximately  $413,000,   less  accumulated   amortization  of
approximately $66,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Investment Properties

Investment properties consist of four apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value for which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. No adjustments for impairment of value were recorded in the years ended December 31, 2000 and 1999.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $89,000 and $97,000 for the years ended December 31, 2000 and 1999, respectively, were charged to operating expense as incurred.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Corporate General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

Note C - Mortgage Notes Payable

                           Principal      Monthly                          Principal
                           Balance At     Payment     Stated                Balance
                          December 31,   Including   Interest  Maturity     Due At
                              2000        Interest     Rate      Date      Maturity
                               (in thousands)                            (in thousands)
Properties

Essex Park Apartments
  1st mortgage              $ 7,025         $  55     7.22%    01/01/21      $   --

Colony House Apartments
  1st mortgage                3,540            28     7.22%    01/01/21          --

North River Village
  Apartments
  1st mortgage                1,576            13     7.83%    10/15/03       1,489
  2nd mortgage                   54            (a)    7.83%    10/15/03          54

Willowick Apartments
  1st mortgage                3,110            25     7.22%    01/01/21          --

                            $15,305        $  121                           $ 1,543
Less unamortized present
  value of discounts            (14)
         Total              $15,291

(a)   Monthly payment of interest only is less than one thousand dollars.

The Partnership exercised interest rate buy-down option when the debt encumbering North River Village was refinanced, reducing the stated rate from 8.13% to 7.83% in 1993. The fee for the interest rate reduction amounted to approximately $35,000 and is being amortized as a loan discount on the effective interest method over the life of the loan. The discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rates of the debt to 8.13%.

On December 15, 2000, the Partnership refinanced the mortgage notes payable for Colony House Apartments, Essex Park Apartments, and Willowick Apartments.

The refinancing of Colony House Apartments replaced first and second mortgage indebtedness of approximately $2,088,000 and $81,000, respectively, with a new mortgage of $3,540,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $28,000 are due on the first day of each month until the loan matures on January 1, 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred on the refinancing were approximately $87,000. Under the terms of the previous loan agreement, the Partnership incurred prepayment penalties of approximately
$78,000. Along with the prepayment penalties, the Partnership wrote off unamortized loan costs of approximately $22,000 and mortgage amortization discounts of approximately $44,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $144,000.

The refinancing of Essex Park replaced first and second mortgage indebtedness of approximately $2,801,000 and $109,000, respectively, with a new mortgage of $7,025,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $55,000 are due on the first day of each month until the loan matures on January 1, 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred on the refinancing were approximately $158,000. Under the terms of the previous loan agreements, the Partnership incurred prepayment penalties of approximately $104,000. Along with the prepayment penalties, the Partnership wrote off unamortized loan costs of approximately $26,000 and mortgage amortization discounts of approximately $64,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $194,000.

The refinancing of Willowick replaced first and second mortgage indebtedness of approximately $1,094,000 and $43,000, respectively, with a new mortgage of $3,110,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $25,000 are due on the first day of each month until the loan matures on January 1, 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred on the refinancing were approximately $75,000. Under the terms of the previous loan agreements, the Partnership incurred prepayment penalties of approximately $41,000. Along with the prepayment penalties, the Partnership wrote off unamortized loan costs of approximately $16,000 and mortgage amortization discounts of approximately $24,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $81,000.

The mortgage notes payable are non-recourse and are secured by pledge of the apartment properties and by pledge of revenues from the apartment properties. All of the mortgage notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2000 are as follows (in thousands):

                                2001            $   319
                                2002                371
                                2003              1,932
                                2004                391
                                2005                421
                             Thereafter          11,871
                                                $15,305

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                     2000         1999

Net income as reported                              $  274        $ 778
Add (deduct):
   Depreciation differences                            452          403
   Change in prepaid rental                             (8)          17
   Other                                                81           18

Federal taxable income                              $  799       $1,216

Federal taxable income per limited
   partnership unit                                 $14.39       $21.89

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                  Net liabilities as reported             $ (2,778)
                     Land and buildings                      3,910
                     Accumulated depreciation              (10,378)
                     Syndication fees                        3,235
                     Other                                     359

                  Net liabilities - tax basis             $ (5,652)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                         2000       1999
                                                         (in thousands)

Property management fees (included in operating
  expenses)                                             $ 291      $ 284
Reimbursement for services of affiliates,
  (included in operating, general and
  administrative expenses, and investment
  properties)                                             191        131
Due to General Partner                                    185        185
Due from General Partner                                   11         11
Loan costs paid                                           137         --

During the years ended December 31, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $291,000 and $284,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $191,000 and $131,000 for the years ended December 31, 2000 and 1999, respectively.

On September 26, 1997, an affiliate of the General Partner purchased Lehman Brothers Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust. Essex Park Apartments, Colony House Apartments and Willowick Apartments which are owned by the Partnership were originally part of this group, however, with the December 15, 2000 refinancings of these three properties the new mortgage loans no longer secure the bonds.

In connection with the December 2000 refinancing of the mortgages encumbering Essex Park Apartments, Colony House Apartments, and Willowick Apartments, the Corporate General Partner was entitled to a commission of 1% for its assistance in obtaining the financing. Accordingly, approximately $137,000 was paid to the Corporate General Partner in December 2000 and is included in capitalized loan costs on the consolidated balance sheet.

In addition to its indirect ownership of the combined general partner interest in the Partnership, AIMCO and its affiliates currently own 34,465 limited partnership units in the Partnership representing 62.66% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the general partners. As a result of its ownership of 62.66% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note F - Real Estate and Accumulated Depreciation

Investment Properties
                                                       Initial Cost
                                                      To Partnership
                                                      (in thousands)

                                                              Buildings          Cost
                                                             and Related     Capitalized
                                                               Personal     Subsequent to
Description                        Encumbrances      Land      Property      Acquisition
                                  (in thousands)                            (in thousands)
Essex Park Apartments
 Columbia, South Carolina             $ 7,025      $   473     $ 7,406         $ 2,615
Colony House Apartments
 Murfreesboro, Tennessee                3,540          183       4,408           1,933
North River Village Apartments
 Atlanta, Georgia                       1,630          336       4,085           1,653
Willowick Apartments
 Greenville, South Carolina             3,110          289       3,563           1,274
             Totals                   $15,305      $ 1,281     $19,462         $ 7,475


                              Gross Amount At Which Carried
                                   At December 31, 2000
                                      (in thousands)

                            Buildings
                           And Related
                             Personal         Accumulated    Date of      Date   Depreciable
Description          Land   Properties Total  Depreciation Construction Acquired Life-Years

Essex Park
 Columbia, South
  Carolina          $ 473    $10,021   $10,494  $ 6,464       1973      10/29/81    5-36
Colony House
 Murfreesboro,
   Tennessee          183      6,341     6,524    3,812     1970-1972   10/31/81    5-36
North River Village
 Atlanta, Georgia     336      5,738     6,074    3,804       1969      04/21/82    5-32
Willowick
 Greenville, South
   Carolina           289      4,837     5,126    3,064       1974      06/30/82    5-32
      Totals      $ 1,281    $26,937   $28,218  $17,144

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                     December 31,
                                                   2000         1999
                                                    (in thousands)
Investment Properties

Balance at beginning of year                      $27,337      $26,232
    Property improvements                             881        1,105

Balance at end of year                            $28,218      $27,337

Accumulated Depreciation

Balance at beginning of year                      $16,092      $15,143
    Additions charged to expense                    1,052          949

Balance at end of year                            $17,144      $16,092

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is approximately $32,128,000 and $30,423,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $27,522,000 and $26,097,000, respectively.

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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


Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Corporate General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Corporate General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Corporate General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Corporate General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $50,000 and non-audit services (principally tax-related) of approximately $25,000.

Item 10. Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2000, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

                                           Number of Units      Percentage

           Insignia Properties, LP              18,632            33.88%
             (an affiliate of AIMCO)
           AIMCO Properties, LP                 15,833            28.78%
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

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates during the years ended December 31, 2000 and 1999:

                                                         2000       1999
                                                         (in thousands)

Property management fees                                $ 291      $ 284

Reimbursement for services of affiliates                  191        131
Due to General Partner                                    185        185
Due from General Partner                                   11         11
Loan costs paid                                           137         --

During the years ended December 31, 2000 and 1999, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $291,000 and $284,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $191,000 and $131,000 for the years ended December 31, 2000 and 1999, respectively.

On September 26, 1997, an affiliate of the General Partner purchased Lehman Brothers Class "D" subordinated bonds of SASCO, 1992-M1. These bonds are secured by 55 multi-family apartment mortgage loan pairs held in Trust. Essex Park Apartments, Colony House Apartments and Willowick Apartments which are owned by the Partnership were originally part of this group, however, with the December 15, 2000 refinancings of these three properties the new mortgage loans no longer secure the bonds.

In connection with the December 2000 refinancing of the mortgages encumbering Essex Park Apartments, Colony House Apartments, and Willowick Apartments, the Corporate General Partner was entitled to a commission of 1% for its assistance in obtaining the financing. Accordingly, approximately $137,000 was paid to the Corporate General Partner in December 2000 and is included in capitalized loan costs on the consolidated balance sheet.

In addition to its indirect ownership of the combined general partner interest in the Partnership, AIMCO and its affiliates currently own 34,465 limited partnership units in the Partnership representing 62.66% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the general partners. As a result of its ownership of 62.66% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Item 13.  Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K filed in the fourth quarter of 2000:

            Current Report on Form 8-K dated December 15, 2000 and filed on February 1, 2001 in connection with the refinancing of Colony House Apartments, Essex Park Apartments, and Willowick Apartments.

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

3    See Exhibit 4(a)

4    (a) Amended and Restated  Certificate and Agreement of Limited Partnership,
         [included as Exhibit A to the Prospectus of Registrant dated September 2,1981 contained in Amendment No. 1 to Registration Statement No. 2-72567 of Registrant filed September 2, 1981 (the "Prospectus") and incorporated herein by reference].

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

     (m) Multifamily Note dated December 15, 2000 between Shelter Properties III and Reilly Mortgage Group, Inc., a District of Columbia corporation securing Colony House Apartments, Essex Park Apartments, and Willowick Apartments (filed as Exhibit 10(iii)(m) on Form 8-K February 1, 2001).

     (n) Multifamily Deed of Trust, Assignment of Rents, and Security Agreement dated December 15, 2000 between Shelter Properties III and Reilly Mortgage Group, Inc., a District of Columbia corporation, securing Colony House Apartments, Essex Park Apartments, and Willowick Apartments (filed as Exhibit 10(iii)(n) on Form 8-K February 1, 2001).

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