Form 10QSB
period 2001-03-31
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2001-05-10
CIK 353282

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


                   For the quarterly period ended March 31, 2001


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
                        (in thousands, except per unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                              $    590
   Receivables and deposits                                                    215
   Restricted escrows                                                          135
   Other assets                                                                486
   Investment properties:
      Land                                                 $   1,281
      Buildings and related personal property                 27,075
                                                              28,356
      Less accumulated depreciation                          (17,416)       10,940
                                                                          $ 12,366

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $     64
   Tenant security deposit liabilities                                         104
   Accrued property taxes                                                      103
   Other liabilities                                                           467
   Mortgage notes payable                                                   15,234

Partners' Deficit
   General partners                                        $   (103)
   Limited partners (55,000 units issued and
      outstanding)                                           (3,503)        (3,606)
                                                                          $ 12,366


            See Accompanying Notes to Consolidated Financial Statements

b)

                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                                     Three Months Ended
                                                                          March 31,
                                                                      2001        2000
Revenues:
   Rental income                                                     $1,314      $1,317
   Other income                                                         129         104
      Total revenues                                                  1,443       1,421

Expenses:
   Operating                                                            569         606
   General and administrative                                            76          60
   Depreciation                                                         272         260
   Interest                                                             286         156
   Property taxes                                                       108          83
      Total expenses                                                  1,311       1,165

Net income                                                           $  132       $ 256

Net income allocated to general partners (1%)                        $    1       $   3
Net income allocated to limited partners (99%)                          131         253

                                                                     $  132       $ 256

Net income per limited partnership unit                              $ 2.38       $4.60
Distributions per limited partnership unit                           $17.28       $  --


            See Accompanying Notes to Consolidated Financial Statements

c)

                               SHELTER PROPERTIES III
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          55,000       $     2     $27,500     $27,502

Partners' deficit at
   December 31, 2000                    55,000       $   (94)    $(2,684)    $(2,778)

Distributions to partners                                (10)       (950)       (960)

Net income for the three months
   ended March 31, 2001                     --             1         131         132

Partners' deficit at
   March 31, 2001                       55,000       $ (103)     $(3,503)    $(3,606)

            See Accompanying Notes to Consolidated Financial Statements

d)

                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
   Net income                                                   $   132      $   256
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                272          260
        Amortization of discounts and loan costs                      8           26
        Change in accounts:
            Receivables and deposits                                263          296
            Other assets                                            (89)         (53)
            Accounts payable                                        (30)         (19)
            Tenant security deposit liabilities                      --           (1)
            Accrued property taxes                                 (167)         (59)
            Other liabilities                                        93          (57)

               Net cash provided by operating activities            482          649

Cash flows from investing activities:
   Property improvements and replacements                          (138)        (202)
   Net withdrawals from (deposits to) restricted escrows            599         (168)

               Net cash provided by (used in) investing
                    activities                                      461         (370)

Cash flows from financing activities:
   Distributions to partners                                       (960)          --
   Payments on mortgage notes payable                               (58)         (68)

               Net cash used in financing activities             (1,018)         (68)

Net (decrease) increase in cash and cash equivalents                (75)         211

Cash and cash equivalents at beginning of period                    665          655

Cash and cash equivalents at end of period                      $   590      $   866

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $   197      $   154

            See Accompanying Notes to Consolidated Financial Statements

e)

                             SHELTER PROPERTIES III
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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


                                                        For the Three Months Ended
                                                                March 31,
                                                           2001             2000
                                                              (in thousands)
Net cash provided by operating activities               $   482            $   649
   Payments on mortgage notes payable                       (58)               (68)
   Property improvements and replacements                  (138)              (202)
   Change in restricted escrows, net                        599               (168)
   Changes in reserves for net operating
      assets                                                (70)              (107)
   Additional reserves                                     (391)              (104)

      Net cash provided by operations                   $   424            $    --

The Corporate General Partner reserved approximately $391,000 and $104,000 at March 31, 2001 and 2000, respectively, to fund capital improvements and repairs at the Partnership's four investment properties.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates during the three months ended March 31, 2001 and 2000.

                                                                 2001      2000
                                                                 (in thousands)

Property management fees (included in
  operating expenses)                                            $ 73      $ 72
Reimbursement for services of affiliates
  (included in operating and general and
   administrative expenses and investment properties)              46        27
Due to general partners (included in other liabilities)           185       185
Due from general partners (included in receivables and
   deposits)                                                       11        11

During the three months ended March 31, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $73,000 and $72,000 for the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $46,000 and $27,000 for the three months ended March 31, 2001 and 2000, respectively.

During 1986 a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of March 31, 2001, the level of return to the limited partners has not been met.

In addition to its indirect ownership of the combined general partner interests in the Partnership, AIMCO and its affiliates currently own 34,527 limited partnership units in the Partnership representing 62.78% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the general partners. As a result of its ownership of 62.78% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

Note D - Distributions

During the three months ended March 31, 2001, the Partnership made distributions of approximately $960,000 (approximately $950,000 to the limited partners or $17.28 per limited partnership unit) from operations. Subsequent to March 31, 2001, the Partnership made a distribution of approximately $424,000 (approximately $420,000 to the limited partners or $7.63 per limited partnership unit) from operations. There were no distributions during the three months ended March 31, 2000.

Note E - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2001 and 2000:

                                                            Average
                                                           Occupancy
       Property                                        2001          2000

       Essex Park Apartments
          Columbia, South Carolina                     91%            91%

       Colony House Apartments
          Mufreesboro, Tennessee                       88%            94%

       North River Village Apartments
          Atlanta, Georgia                             88%            92%

       Willowick Apartments
          Greenville, South Carolina                   93%            95%

The Corporate General Partner attributes the decrease in occupancy at Colony House Apartments and North River Village Apartments to the competitive market of the apartment industry in the Mufreesboro and Atlanta areas. The decrease is also attributable to the purchase of new homes by tenants due to lower interest rates.

Results of Operations

The Registrant's net income for the three months ended March 31, 2001 was approximately $132,000 as compared to approximately $256,000 for the three months ended March 31, 2000. The decrease in net income was due to an increase in total expenses which were partially offset by an increase in total revenues. The increase in total expenses was primarily due to an increase in interest expense, property tax expense and general and administrative expenses which was slightly offset by a decrease in operating expenses. Interest expense increased due to the refinancings of the mortgages encumbering Colony House Apartments, Essex Park Apartments, and Willowick Apartments during December 2000. Property tax expense increased due to an increase in the assessed values and timing and receipt of invoices from the taxing authorities at Essex Park Apartments and Willowick Apartments which affected the recorded property tax accruals. General and administrative expenses increased due to an increase in audit fees and management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Operating expense decreased due to a decrease in maintenance expenses which was partially offset by an increase in property expenses at the Partnership's investment properties. Maintenance expense decreased largely because of the reduction in contract service providers that were employed by the investment properties. Property expense increased due to an increase in employee salaries and related benefits.

Included in general and administrative expenses for the three months ended March 31, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement.

Total revenues increased as a result of an increase in other income. Other income increased as a result of an increase in interest income as a result of higher average cash balances being maintained in interest bearing accounts.

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

Liquidity and Capital Resources

At March 31, 2001, the Registrant had cash and cash equivalents of approximately $590,000 as compared to approximately $866,000 at March 31, 2000. Cash and cash equivalents decreased approximately $75,000 for the three months ended March 31, 2001 from the Registrant's year end, primarily due to approximately $1,018,000 of cash used in financing activities, which was partially offset by approximately $482,000 of cash provided by operating activities and approximately $461,000 of cash provided by investing activities. Cash provided by investing activities consisted of net withdrawals from restricted escrow accounts maintained by the mortgage lender which was partially offset by cash used for property improvements and replacements at all four of the Partnership's properties. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties and distributions to partners. The Registrant invests its working capital reserves in interest bearing accounts.

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

Essex Park Apartments

The Partnership has completed approximately $28,000 in capital expenditures as of March 31, 2001, consisting primarily of floor covering replacement, painting, and appliance replacements and exterior painting. These improvements were funded primarily from Partnership operations. The Partnership has budgeted, but is not limited to, approximately $151,000 for capital improvements during 2001 at Essex Park Apartments, consisting primarily of appliance and floor covering replacements and air conditioning replacements.

Colony House Apartments

The Partnership has completed approximately $36,000 in capital expenditures as of March 31, 2001, consisting primarily of floor covering and appliance replacements, structural improvements, and air conditioning replacements. These improvements were funded primarily from Partnership operations. The Partnership has budgeted, but is not limited to, approximately $76,000 for capital improvements during 2001 at Colony House Apartments consisting primarily of appliance and floor covering replacements and other building improvements.

North River Village Apartments

The Partnership has completed approximately $63,000 in capital expenditures as of March 31, 2001, consisting primarily of floor covering and appliance replacements and structural improvements. These improvements were funded primarily from Partnership operations. The Partnership has budgeted, but is not limited to, approximately $37,000 for capital improvements during 2001 at North River Village Apartments, consisting primarily of appliance and floor covering replacements and structural improvements. The Partnership is currently reviewing the proposed budget.

Willowick Apartments

The Partnership has completed approximately $11,000 in capital expenditures as of March 31, 2001, consisting primarily of floor covering and appliance replacements. These improvements were funded primarily from Partnership operations. The Partnership has budgeted, but is not limited to, approximately $66,000 for capital improvements during 2001 at Willowick Apartments, consisting primarily of appliance and floor covering replacements, air conditioning improvements, and landscaping.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $15,234,000, net of discount, is amortized over varying periods with balloon payments due from October 2003 to January 2021. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the three months ended March 31, 2001, the Partnership made distributions of approximately $960,000 (approximately $950,000 to the limited partners or $17.28 per limited partnership unit) from operations. Subsequent to the three months ended March 31, 2001, the Partnership made a distribution of approximately $424,000 (approximately $420,000 to the limited partners or $7.63 per limited partnership unit) from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for North River Village Apartments maintained by the mortgage lender is less than $200 per apartment unit. As of March 31, 2001 the reserve account was fully funded with approximately $54,000 on deposit with the mortgage lender.

In addition to its indirect ownership of the combined general partner interests in the Partnership, AIMCO and its affiliates currently own 34,527 limited partnership units in the Partnership representing 62.78% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the general partners. As a result of its ownership of 62.78% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of their affiliation with the Corporate General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Corporate General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
               2001:

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

                                 Date:  May 10, 2001