Form 10QSB
period 2001-06-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2001-08-01
CIK 353282

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


                    For the quarterly period ended June 30, 2001


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



ITEM 1.     FINANCIAL STATEMENTS


a)

                             SHELTER PROPERTIES III
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                              $    370
   Receivables and deposits                                                    199
   Restricted escrows                                                          136
   Other assets                                                                483
   Investment properties:
      Land                                                 $   1,281
      Buildings and related personal property                 27,189
                                                              28,470
      Less accumulated depreciation                          (17,692)       10,778
                                                                          $ 11,966

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $     66
   Tenant security deposit liabilities                                         103
   Accrued property taxes                                                      207
   Other liabilities                                                           504
   Mortgage notes payable                                                   15,149

Partners' Deficit
   General partners                                        $   (106)
   Limited partners (55,000 units issued and
      outstanding)                                           (3,957)        (4,063)
                                                                          $ 11,966



            See Accompanying Notes to Consolidated Financial Statements

b)

                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                     Three Months Ended            Six Months Ended
                                          June 30,                     June 30,
                                    2001           2000           2001           2000
Revenues:
   Rental income                   $1,343        $1,359         $2,657          $2,676
   Other income                        85           106            214             210
       Total revenues               1,428         1,465          2,871           2,886

Expenses:
   Operating                          643           599          1,212           1,205
   General and administrative          91            87            167             147
   Depreciation                       276           267            548             527
   Interest                           285           181            571             337
   Property taxes                     103            96            211             179
       Total expenses               1,398         1,230          2,709           2,395

   Net income                      $   30        $  235         $  162          $  491

Net income allocated
   to general partners (1%)        $   --        $    2         $    2          $    5
Net income allocated
   to limited partners (99%)           30           233            160             486
                                   $   30        $  235         $  162          $  491
Net income per limited
   partnership unit                $  .55        $ 4.24         $ 2.91          $ 8.84

Distributions per limited
   partnership unit                $ 8.77        $10.44         $26.05          $10.44


            See Accompanying Notes to Consolidated Financial Statements

c)

                               SHELTER PROPERTIES III
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         55,000          $ 2        $27,500    $27,502

Partners' deficit at
   December 31, 2000                   55,000         $ (94)      $(2,684)   $(2,778)

Distributions to partners                  --            (14)      (1,433)    (1,447)

Net income for the six months
   ended June 30, 2001                     --              2          160        162

Partners' deficit at
   June 30, 2001                       55,000         $ (106)     $(3,957)   $(4,063)


            See Accompanying Notes to Consolidated Financial Statements

d)

                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
   Net income                                                   $   162      $   491
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                548          527
        Amortization of discounts and loan costs                     14           53
        Change in accounts:
            Receivables and deposits                                279          276
            Other assets                                            (60)         (33)
            Accounts payable                                        (28)          58
            Tenant security deposit liabilities                      (1)           6
            Accrued property taxes                                  (63)          16
            Other liabilities                                       130          (24)

               Net cash provided by operating activities            981        1,370

Cash flows from investing activities:
   Property improvements and replacements                          (252)        (447)
   Net withdrawals from (deposits to) restricted escrows            598         (257)

               Net cash provided by (used in) investing
                    activities                                      346         (704)

Cash flows from financing activities:
   Payments on mortgage notes payable                              (143)        (136)
   Loan costs paid                                                  (32)          --
   Partners' distributions                                       (1,447)        (580)

               Net cash used in financing activities             (1,622)        (716)

Net decrease in cash and cash equivalents                          (295)         (50)

Cash and cash equivalents at beginning of period                    665          655

Cash and cash equivalents at end of period                      $   370      $   605

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $   474      $   307

            See Accompanying Notes to Consolidated Financial Statements

e)

                             SHELTER PROPERTIES III
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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


                                                         For the Six Months Ended
                                                                 June 30,
                                                           2001             2000
                                                              (in thousands)
Net cash provided by operating activities               $   981            $ 1,370
   Payments on mortgage notes payable                      (143)              (136)
   Property improvements and replacements                  (252)              (447)
   Change in restricted escrows, net                        598               (257)
   Changes in reserves for net operating
      assets                                               (257)              (299)
   Additional reserves                                     (927)              (231)

      Net cash provided by operations                   $    --            $    --

The Corporate General Partner reserved approximately $927,000 and $231,000 at June 30, 2001 and 2000, respectively, to fund capital improvements and repairs at the Partnership's four investment properties.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates during the six months ended June 30, 2001 and 2000.

                                                                 2001      2000
                                                                 (in thousands)

Property management fees (included in
  operating expenses)                                            $147      $146
Reimbursement for services of affiliates
  (included in operating and general and
   administrative expenses and investment properties)              91        63
Due to general partners (included in other liabilities)           185       185
Due from general partners (included in receivables and
   deposits)                                                       11        11

During the six months ended June 30, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $147,000 and $146,000 for the six months ended June 30, 2001 and 2000, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $91,000 and $63,000 for the six months ended June 30, 2001 and 2000, respectively.

During 1986 a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of June 30, 2001, the level of return to the limited partners has not been met.

In addition to its indirect ownership of the combined general partner interests in the Partnership, AIMCO and its affiliates currently own 34,581 limited partnership units in the Partnership representing 62.87% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the general partners. As a result of its ownership of 62.87% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note D - Distributions

During the six months ended June 30, 2001, the Partnership made distributions of approximately $1,447,000 (approximately $1,433,000 to the limited partners or $26.05 per limited partnership unit) from operations. Included in this amount was approximately $8,000 which consisted of withholding taxes paid to the state of South Carolina on behalf of the limited partners. During the six months ended June 30, 2000, cash distributions of approximately $580,000 (approximately $574,000 to the limited partners or $10.44 per limited partnership unit) were paid from operations. Included in this amount was approximately $15,000 which consisted of withholding taxes paid to the state of South Carolina on behalf of the limited partners.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2001 and 2000:

                                                            Average
                                                           Occupancy
       Property                                        2001          2000

       Essex Park Apartments
          Columbia, South Carolina                     91%            92%

       Colony House Apartments
          Mufreesboro, Tennessee                       88%            93%

       North River Village Apartments
          Atlanta, Georgia                             93%            94%

       Willowick Apartments
          Greenville, South Carolina                   94%            96%

The Corporate General Partner attributes the decrease in occupancy at Colony House Apartments to the competitive market of the apartment industry in the Mufreesboro area. The decrease is also attributable to the purchase of new homes by tenants due to lower interest rates.

Results of Operations

The Registrant's net income for the three and six months ended June 30, 2001 was approximately $30,000 and $162,000, respectively, as compared to approximately $235,000 and $491,000 for the three and six months ended June 30, 2000. The decrease in net income for the three and six months ended June 30, 2001, is due to an increase in total expenses and, to a lesser extent, a decrease in total revenues. The increase in total expenses for both periods was primarily due to an increase in interest expense, property tax expense, depreciation expense, and general and administrative expense. Interest expense increased due to the refinancings of the mortgages encumbering Colony House Apartments, Essex Park Apartments, and Willowick Apartments during December 2000. Property tax expense increased due to an increase in the assessed values and timing and receipt of invoices from the taxing authorities at Essex Park Apartments and Willowick Apartments which affected the recorded property tax accruals. Depreciation expense increased as a result of property improvements and replacements placed into service during the past twelve months. Operating expense increased for the three and six months ended June 30, 2001 due to expenses incurred for minor repairs performed as a result of damage from an ice storm at Colony House Apartments in January 2001. General and administrative expenses increased due to an increase in audit fees and management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses for the six months ended June 30, 2001 and 2000 were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual appraisals required by the Partnership Agreement.

Total revenues for the three and six months ended June 30, 2001, decreased due to a decrease in rental income. Rental income decreased due to a decrease in occupancy at all of the Partnership's investment properties which was largely offset by an increase in average rental rates.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $370,000 compared to approximately $605,000 at June 30, 2000. The decrease in cash and cash equivalents of approximately $295,000 for the six months ended June 30, 2001, from the Partnership's calendar year end, is due to approximately $1,622,000 of cash used in financing activities which was partially offset by approximately $981,000 of cash provided by operating activities and approximately $346,000 of cash provided by investing activities. Cash provided by investing activities consisted of net withdrawals from restricted escrow accounts maintained by the mortgage lender which were partially offset by cash used for property improvements and replacements. Cash used in financing activities consisted of partner distributions and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties and additional loan costs related to the refinancing of the mortgages for three of the investment properties in December 2000. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. Capital improvements completed at each of the Registrant's properties are detailed below.

Colony House Apartments

The Partnership has completed approximately $58,000 in capital expenditures as of June 30, 2001, consisting primarily of floor covering and appliance replacements, air conditioning improvements, and structural improvements. These improvements were funded primarily from operations. The Partnership has budgeted, but is not limited to, approximately $76,000 for capital improvements during 2001 at Colony House Apartments, consisting primarily of appliance and floor covering replacements and other building improvements.

Essex Park Apartments

The Partnership has completed approximately $64,000 in capital expenditures as of June 30, 2001, consisting primarily of air conditioning improvements and floor covering and appliance replacements. These improvements were funded primarily from operations. The Partnership has budgeted, but is not limited to, approximately $151,000 for capital improvements during 2001 at Essex Park Apartments consisting primarily of appliance and floor covering replacements and air conditioning replacements.

Willowick Apartments

The Partnership has completed approximately $40,000 in capital expenditures as of June 30, 2001, consisting primarily of floor covering and appliance replacements and major landscaping. These improvements were funded primarily from operations. The Partnership has budgeted, but is not limited to, approximately $66,000 for capital improvements during 2001 at Willowick Apartments, consisting primarily of appliance and floor covering replacements, air conditioning improvements, and major landscaping.

North River Village Apartments

The Partnership has completed approximately $90,000 in capital expenditures as of June 30, 2001, consisting primarily of floor covering and appliance replacements, plumbing improvements, cabinet improvements, structural improvements and other building improvements. These improvements were funded primarily from operations. The Partnership has budgeted, but is not limited to, approximately $48,000 for capital improvements during 2001 at North River Apartments, consisting primarily of appliance and floor covering replacements and structural improvements. The Partnership is currently reviewing the proposed budget.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $15,149,000, net of discount, is amortized over varying periods with balloon payments due from October 2003 to January 2021. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the six months ended June 30, 2001, the Partnership made distributions of approximately $1,447,000 (approximately $1,433,000 to the limited partners or $26.05 per limited partnership unit) from operations. Included in this amount was approximately $8,000 which consisted of withholding taxes paid to the state of South Carolina on behalf of the limited partners. During the six months ended June 30, 2000, cash distributions of approximately $580,000 (approximately $574,000 to the limited partners or $10.44 per limited partnership unit) were paid from operations. Included in this amount was approximately $15,000 which consisted of withholding taxes paid to the state of South Carolina on behalf of the limited partners. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for North River Village Apartments maintained by the mortgage lender is less than $200 per apartment unit. As of June 30, 2001 the reserve account was fully funded with approximately $54,000 on deposit with the mortgage lender.

In addition to its indirect ownership of the combined general partner interests in the Partnership, AIMCO and its affiliates currently own 34,581 limited partnership units in the Partnership representing 62.87% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the general partners. As a result of its ownership of 62.87% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2001:

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

                                 Date:  August 1, 2001