Form 10QSB
period 2001-09-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2001-11-06
CIK 353282

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


              For the quarterly period ended September 30, 2001


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
                       (in thousands, except unit data)

                               September 30, 2001


Assets
   Cash and cash equivalents                                              $    260
   Receivables and deposits                                                    197
   Restricted escrows                                                          135
   Other assets                                                                467
   Investment properties:
      Land                                                 $   1,281
      Buildings and related personal property                 27,585
                                                              28,866
      Less accumulated depreciation                          (17,956)       10,910
                                                                          $ 11,969

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $    153
   Tenant security deposit liabilities                                          99
   Accrued property taxes                                                      305
   Other liabilities                                                           538
   Mortgage notes payable                                                   15,062

Partners' Deficit
   General partners                                        $   (108)
   Limited partners (55,000 units issued and
      outstanding)                                           (4,080)        (4,188)
                                                                          $ 11,969


         See Accompanying Notes to Consolidated Financial Statements


b)

                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)

                                     Three Months Ended            Nine Months Ended
                                       September 30,                 September 30,

                                    2001           2000           2001           2000
Revenues:
   Rental income                   $1,288        $1,306         $3,945          $3,982
   Other income                       107           108            321             318
       Total revenues               1,395         1,414          4,266           4,300

Expenses:
   Operating                          790           638          2,002           1,843
   General and administrative          81           114            248             261
   Depreciation                       264           259            812             786
   Interest                           287           177            858             514
   Property taxes                      98           107            309             286
       Total expenses               1,520         1,295          4,229           3,690

   Net (loss) income               $ (125)       $  119         $   37          $  610

Net (loss) income allocated
   to general partners (1%)        $   (1)       $    1         $    0          $    6
Net (loss) income allocated
   to limited partners (99%)         (124)          118             37             604
                                   $ (125)       $  119         $   37          $  610
Net (loss) income per
   limited partnership unit        $(2.25)       $ 2.14         $  .67          $10.98

Distributions per limited
   partnership unit                $   --        $   --         $26.05          $10.44

         See Accompanying Notes to Consolidated Financial Statements


c)

                            SHELTER PROPERTIES III
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         55,000         $   2       $27,500    $27,502

Partners' deficit at
   December 31, 2000                   55,000         $ (94)      $(2,684)   $(2,778)

Distributions to partners                  --           (14)       (1,433)    (1,447)

Net income for the nine months
   ended September 30, 2001                --             0            37         37

Partners' deficit at
   September 30, 2001                  55,000         $(108)     $ (4,080)   $(4,188)

         See Accompanying Notes to Consolidated Financial Statements


d)

                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
   Net income                                                   $    37      $   610
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                812          786
        Amortization of discounts and loan costs                     21           78
        Change in accounts:
            Receivables and deposits                                281          253
            Other assets                                            (50)         (29)
            Accounts payable                                         59          (55)
            Tenant security deposit liabilities                      (5)          14
            Accrued property taxes                                   35          123
            Other liabilities                                       164           50

               Net cash provided by operating activities          1,354        1,830

Cash flows from investing activities:
   Property improvements and replacements                          (648)        (755)
   Net withdrawals from (deposits to) restricted escrows            599         (160)

               Net cash used in investing activities                (49)        (915)

Cash flows from financing activities:
   Loan costs paid                                                  (32)          --
   Payments on mortgage notes payable                              (231)        (205)
   Partners' distributions                                       (1,447)        (580)

               Net cash used in financing activities             (1,710)        (785)

Net (decrease) increase in cash and cash equivalents               (405)         130

Cash and cash equivalents at beginning of period                    665          655

Cash and cash equivalents at end of period                      $   260      $   785

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $   749      $   460

         See Accompanying Notes to Consolidated Financial Statements


e)

                             SHELTER PROPERTIES III
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

Note B - Reconciliation of Cash Flows

The following is a reconciliation of the subtotal on the accompanying consolidated statements of cash flows captioned "net cash provided by operating activities" to "net cash provided by operations", as defined in the Partnership Agreement. However, "net cash provided by operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                      For the Nine Months Ended
                                                            September 30,
                                                        2001             2000
                                                            (in thousands)
Net cash provided by operating activities            $ 1,354            $ 1,830
   Payments on mortgage notes payable                   (231)              (205)
   Property improvements and replacements               (648)              (755)
   Change in restricted escrows, net                     599               (160)
   Changes in reserves for net operating
      assets                                            (417)              (356)
   Additional reserves                                  (657)              (132)

      Net cash provided by operations                $    --            $   222

The Corporate General Partner reserved approximately $657,000 and $132,000 at September 30, 2001 and 2000, respectively, to fund capital improvements and repairs at the Partnership's four investment properties.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates during the nine months ended September 30, 2001 and 2000.

                                                                 2001      2000
                                                                 (in thousands)

Property management fees (included in
  operating expenses)                                            $220      $216
Reimbursement for services of affiliates
  (included in operating and general and
   administrative expenses and investment properties)             385       145
Due to general partners (included in other liabilities)           185       185
Due from general partners (included in receivables and
   deposits)                                                       11        11

During the nine months ended September 30, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $220,000 and $216,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $385,000 and $145,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in these amounts are approximately $249,000 and $3,000 of construction service reimbursements.

During 1986 a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of September 30, 2001, the level of return to the limited partners has not been met.

In addition to its indirect ownership of the combined general partner interests in the Partnership, AIMCO and its affiliates currently own 34,621 limited partnership units in the Partnership representing 62.95% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the general partners. As a result of its ownership of 62.95% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note D - Distributions

During  the  nine  months  ended  September  30,  2001,  the  Partnership   made
distributions of approximately $1,447,000 (approximately $1,433,000 to the limited partners or $26.05 per limited partnership unit) from operations. Included in this amount was approximately $8,000 which consisted of withholding taxes paid to the state of South Carolina on behalf of the limited partners. During the nine months ended September 30, 2000, cash distributions of approximately $580,000 (approximately $574,000 to the limited partners or $10.44 per limited partnership unit) were paid from operations. Included in this amount was approximately $15,000 which consisted of withholding taxes paid to the state of South Carolina on behalf of the limited partners.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2001 and 2000:

                                                             Average
                                                            Occupancy
       Property                                        2001          2000

       Essex Park Apartments
          Columbia, South Carolina                     92%            91%

       Colony House Apartments
          Mufreesboro, Tennessee                       85%            91%

       North River Village Apartments
          Atlanta, Georgia                             94%            95%

       Willowick Apartments
          Greenville, South Carolina                   94%            96%

The Corporate General Partner attributes the decrease in occupancy at Colony House Apartments to the competitive market of the apartment industry in the Mufreesboro area. The decrease is also attributable to the purchase of new homes by tenants due to lower interest rates.

Results of Operations

The Registrant's net income for the nine months ended September 30, 2001 was approximately $37,000 as compared to approximately $610,000 for the nine months ended September 30, 2000. The Registrant's net loss for the three months ended September 30, 2001 was approximately $125,000 as compared to net income of approximately $119,000 for the three months ended September 30, 2000. The decrease in net income for both periods is due to an increase in total expenses and, to a lesser extent, a decrease in total revenues. Total revenues decreased for the three and nine months ended September 30, 2001 due to a decrease in rental income. Rental income decreased primarily due to a decrease in the occupancy levels at three of the Partnership's investment properties. The decrease in rental income was largely offset by an increase in average rental rates at all investment properties and a slight increase in occupancy at Essex Park Apartments.

The increase in total expenses for the three and nine months ended September 30, 2001 is due to an increase in depreciation expense, interest expense, and operating expenses, which were partially offset by a decrease in general and administrative expenses. Depreciation expense increased as a result of property improvements and replacements placed into service during the past twelve months at all four of the investment properties. Interest expense increased for both periods due to the refinancing of the mortgages encumbering Colony House Apartments, Essex Park Apartments and Willowick Apartments during December 2000 with increased debt balances. Operating expenses increased for the three and nine months ended September 30, 2001 due to increases in property expenses at Colony House Apartments and Essex Park Apartments and an increase in insurance premiums for all of the investment properties. Property expenses increased as a result of an increase in employee salaries and related benefits and an increase in utilities paid on behalf of vacant apartments. Operating expense also increased for the nine months ended September 30, 2001 due to expenses incurred for minor repairs performed as a result of damage from an ice storm at Colony House Apartments in January 2001. Property tax expense decreased for the three month period and increased for the nine month period ended September 30, 2001 as a result of the changes in assessed values of the investment properties and the timing and receipt of invoices from the taxing authorities.

General and administrative expenses decreased for the three and nine month periods ended September 30, 2001 as a result of a decrease in General Partner reimbursements allowed under the Partnership Agreement and a decrease in Partnership legal costs. Also included in general and administrative expenses for the nine months ended September 30, 2001 and 2000 were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual appraisals required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $260,000 compared to approximately $785,000 at September 30, 2000. The decrease in cash and cash equivalents of approximately $405,000 for the nine months ended September 30, 2001, from the Partnership's calendar year end, is due to approximately $1,710,000 of cash used in financing activities and approximately $49,000 of cash used in investing activities which was partially offset by approximately $1,354,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements which were partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of partner distributions and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties and additional loan costs related to the refinancing of the mortgages for three of the investment properties in December 2000. The Registrant invests its working capital reserves in interest bearing accounts.

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

Colony House Apartments

The Partnership has completed approximately $190,000 in capital expenditures as of September 30, 2001, consisting primarily of floor covering and appliance replacements, air conditioning improvements, and structural improvements. These improvements were funded primarily from operations. The Partnership has budgeted, but is not limited to, approximately $173,000 for capital improvements during 2001 at Colony House Apartments, consisting primarily of appliance and floor covering replacements and other building improvements.

Essex Park Apartments

The Partnership has completed approximately $138,000 in capital expenditures as of September 30, 2001, consisting primarily of air conditioning improvements, floor covering and appliance replacements and other building improvements. These improvements were funded primarily from operations. The Partnership has budgeted, but is not limited to, approximately $206,000 for capital improvements during 2001 at Essex Park Apartments consisting primarily of appliance and floor covering replacements, air conditioning replacements, and other building improvements.

Willowick Apartments

The Partnership has completed approximately $124,000 in capital expenditures as of September 30, 2001, consisting primarily of structural improvements, floor covering and appliance replacements and major landscaping. These improvements were funded primarily from operations. The Partnership has budgeted, but is not limited to, approximately $144,000 for capital improvements during 2001 at Willowick Apartments, consisting primarily of appliance and floor covering replacements, air conditioning improvements, and major landscaping.

North River Village Apartments

The Partnership has completed approximately $196,000 in capital expenditures as of September 30, 2001, consisting primarily of floor covering and appliance replacements, plumbing improvements, and other building improvements. These improvements were funded primarily from operations. The Partnership has budgeted, but is not limited to, approximately $105,000 for capital improvements during 2001 at North River Apartments, consisting primarily of appliance and floor covering replacements and structural improvements.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $15,062,000, net of discount, is amortized over varying periods with balloon payments due from October 2003 to January 2021. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During  the  nine  months  ended  September  30,  2001,  the  Partnership   made
distributions  of  approximately  $1,447,000  (approximately  $1,433,000  to the limited partners or $26.05 per limited partnership unit) from operations. Included in this amount was approximately $8,000 which consisted of withholding taxes paid to the state of South Carolina on behalf of the limited partners. During the nine months ended September 30, 2000, cash distributions of approximately $580,000 (approximately $574,000 to the limited partners or $10.44 per limited partnership unit) were paid from operations. Included in this amount was approximately $15,000 which consisted of withholding taxes paid to the state of South Carolina on behalf of the limited partners. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners during the remainder of 2001 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for North River Village Apartments maintained by the mortgage lender is less than $200 per apartment unit. As of September 30, 2001 the reserve account was fully funded with approximately $53,000 on deposit with the mortgage lender.

In addition to its indirect ownership of the combined general partner interests in the Partnership, AIMCO and its affiliates currently own 34,621 limited partnership units in the Partnership representing 62.95% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the general partners. As a result of its ownership of 62.95% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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

                                 Date:   November 6, 2001