Form 10KSB
period 2001-12-31
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2002-03-25
CIK 353282

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $5,759,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I


Item 1.  Description of Business

Shelter Properties III (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on May 15, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021 unless terminated prior to such date.

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


                                 Gross
                                Carrying   Accumulated                      Federal
Property                         Value     Depreciation   Rate   Method    Tax Basis
                                    (in thousands)                       (in thousands)

Essex Park Apartments           $10,662      $ 6,808      5-36     S/L      $ 1,604

Colony House Apartments           6,728        4,087      5-36     S/L        1,154

North River Village Apartments    6,300        4,038      5-32     S/L        1,129

Willowick Apartments              5,259        3,296      5-32     S/L          850

            Totals              $28,949      $18,229                        $ 4,737

See "Note A" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                             Principal                                      Principal
                             Balance At    Stated                            Balance
                            December 31,  Interest   Period     Maturity      Due At
Property                        2001        Rate    Amortized     Date     Maturity (3)
                           (in thousands)                                 (in thousands)

Essex Park Apartments
  1st mortgage                $ 6,862      7.22%       (1)      01/01/21       $ --

Colony House Apartments
  1st mortgage                  3,465      7.22%       (1)      01/01/21          --

North River Village
   Apartments
  1st mortgage                  1,546      7.83%       (2)      10/15/03       1,489
  2nd mortgage                     54      7.83%      none      10/15/03          54

Willowick Apartments
  1st mortgage                  3,038      7.22%       (1)      01/01/21          --
                               14,965                                        $ 1,543
Less unamortized
  present value discounts         (11)

          Totals              $14,954

(1) The principal balance is being amortized over 240 months with the loan scheduled to be fully amortized on January 1, 2021.

(2) The principal balance is being amortized over 344 months with a balloon payment due October 15, 2003.

(3) See "Item 7. Financial Statements - Note B" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

On December 15, 2000, the Partnership refinanced the mortgage notes payable for Colony House Apartments, Essex Park Apartments, and Willowick Apartments.

The refinancing of Colony House Apartments replaced first and second mortgage indebtedness of approximately $2,088,000 and $81,000, respectively, with a new mortgage of $3,540,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $28,000 are due on the first day of each month until the loan matures on January 1, 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred on the refinancing were approximately $87,000 as of December 31, 2000. During 2001, additional loan costs of approximately $23,000 were incurred. Under the terms of the previous loan agreement, the Partnership incurred prepayment penalties of approximately $78,000. Along with the prepayment penalties, the Partnership wrote off unamortized loan costs of approximately $22,000 and mortgage amortization discounts of approximately $44,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $144,000.

The refinancing of Essex Park Apartments replaced first and second mortgage indebtedness of approximately $2,801,000 and $109,000, respectively, with a new mortgage of $7,025,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $55,000 are due on the first day of each month until the loan matures on January 1, 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred on the refinancing were approximately $158,000 as of December 31, 2000. During 2001, additional loan costs of approximately $14,000 were incurred. Under the terms of the previous loan agreements, the Partnership incurred prepayment penalties of approximately $104,000. Along with the prepayment penalties, the Partnership wrote off unamortized loan costs of approximately $26,000 and mortgage amortization discounts of approximately $64,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $194,000.

The refinancing of Willowick Apartments replaced first and second mortgage indebtedness of approximately $1,094,000 and $43,000, respectively, with a new mortgage of $3,110,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $25,000 are due on the first day of each month until the loan matures on January 1, 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred on the refinancing were approximately $75,000 as of December 31, 2000. During 2001, additional loan costs of approximately $12,000 were incurred. Under the terms of the previous loan agreements, the Partnership incurred prepayment penalties of approximately $41,000. Along with the prepayment penalties, the Partnership wrote off unamortized loan costs of approximately $16,000 and mortgage amortization discounts of approximately $24,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $81,000.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2001 and 2000 for each property are as follows:

                                    Average Annual               Average Annual
                                     Rental Rates                  Occupancy
                                      (per unit)
 Property                        2001            2000           2001        2000

 Essex Park Apartments          $6,844          $6,615          92%          92%

 Colony House Apartments         7,937           7,950          87%          91%

 North River Village
    Apartments                  10,245           9,920          94%          93%

 Willowick Apartments            6,357           6,075          94%          96%

The decrease in occupancy at Colony House Apartments is primarily attributable to the competitive market of the apartment industry in the Murfreesboro area. The decrease is also attributable to the purchase of new homes by tenants due to lower interest rates.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that the properties are adequately insured. The properties are apartment complexes which lease units for lease terms of one year or less. As of December 31, 2001, no tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 2001 for each property were as follows:

                                                2001            2001
                                               Billing          Rate
                                           (in thousands)

       Essex Park Apartments                    $147           29.23%

       Colony House Apartments                    93            4.68%

       North River Village Apartments             82            3.73%

       Willowick Apartments                       78           30.61%

Capital Improvements

Colony House Apartments

The Partnership completed approximately $204,000 in capital expenditures during the year ended December 31, 2001, consisting primarily of floor covering and appliance replacements, swimming pool improvements, air conditioning improvements, and structural improvements. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $58,200. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Essex Park Apartments

The Partnership completed approximately $169,000 in capital expenditures during the year ended December 31, 2001, consisting primarily of swimming pool improvements, floor covering and appliance replacements and air conditioning improvements. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $96,900. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Willowick Apartments

The Partnership completed approximately $132,000 in capital expenditures during the year ended December 31, 2001, consisting primarily of air conditioning improvements, structural improvements, floor covering and appliance replacements, major landscaping and other building improvements. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $54,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

North River Village Apartments

The Partnership completed approximately $226,000 in capital expenditures during the year ended December 31, 2001, consisting primarily of air conditioning improvements, cabinets, major landscaping, floor covering and appliance replacements, plumbing improvements, and other building improvements. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $39,900. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II


Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 54,800 limited partnership units aggregating $27,400,000. An additional 200 units were purchased by the Corporate General Partner. The Partnership currently has 1,260 holders of record owning an aggregate of 55,000 Units. Affiliates of the Corporate General Partner own 34,685 units or approximately 63.06% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001.

                                                 Distributions
                                           Aggregate         Per Unit

         01/01/00 - 12/31/00           $ 7,412,000  (1)      $134.62

         01/01/01 - 12/31/01           $ 1,447,000  (2)      $ 26.05

(1) Distributions were made from operations and refinancing proceeds (see "Item 6. Management's Discussion and Analysis or Plan of Operation, Liquidity and Capital Resources" for further details).

(2)   Distributions were made from cash from operations.

During the year ended December 31, 2001, the Partnership made distributions of approximately $1,447,000 (approximately $1,433,000 to the limited partners or $26.05 per limited partnership unit) from operations. Included in this amount was approximately $8,000 which consisted of withholding taxes paid to the state of South Carolina on behalf of the limited partners. During the year ended December 31, 2000, cash distributions of approximately $6,610,000 (approximately $120.18 per limited partnership unit) were paid to the limited partners from the refinancing proceeds of Colony House Apartments, Essex Park Apartments, and Willowick Apartments. Also during the year ended December 31, 2000 the Partnership distributed approximately $802,000 (approximately $794,000 to the limited partners, approximately $14.44 per limited partnership unit) from operations. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2002 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for North River Village Apartments maintained by the mortgage lender is less than $200 per apartment unit. As of December 31, 2001, the reserve account was fully funded with approximately $54,000 in its reserve accounts.

In addition to its indirect ownership of the combined general partner interests in the Partnership, AIMCO and its affiliates owned 34,685 limited partnership units in the Partnership representing 63.06% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the general partners. As a result of its ownership of 63.06% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

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

Results of Operations

The Registrant's net income for the year ended December 31, 2001, was approximately $177,000 versus approximately $274,000 for the year ended December 31, 2000. (See "Note C" of the consolidated financial statements for a reconciliation of these amounts to the Registrant's federal taxable income.) Income before extraordinary loss on early extinguishment of debt was approximately $177,000 for the year ended December 31, 2001 as compared to income before extraordinary loss on early extinguishment of debt of approximately $693,000 for the year ended December 31, 2000. The decrease in income before the extraordinary loss was attributable to an increase in total expenses which was slightly offset by an increase in total revenues. Total expenses increased due to an increase in interest expense, operating expenses, and depreciation expense partially offset by a decrease in general and administrative expenses. Interest expense increased due to the refinancing of the mortgages encumbering Colony House Apartments, Essex Park Apartments and Willowick Apartments during December 2000 which increased debt balances. Operating expense increased due to an increase in property expense and insurance expense, which was partially offset by a decrease in maintenance expense. Property expense increased due to an increase in employee salaries and related employee benefits and an increase in utility expenses relating to vacant apartments. Insurance expense increased due to an increase in insurance premiums for all of the investment properties. Maintenance expense decreased primarily due to a decrease in contract painting at Colony House Apartments and a decrease in maintenance supplies and repairs at Colony House Apartments and North River Village Apartments. Operating expense also increased for the twelve months ended December 31, 2001 due to expenses incurred for minor repairs performed as a result of damage from an ice storm at Colony House Apartments in January 2001 and water damage at Colony House Apartments in August 2001. Depreciation expense increased due to property improvements and replacements placed into service during the last twelve months at all four of the investment properties. Property tax expense remained relatively constant for the year ended December 31, 2001.

General and administrative expenses decreased as a result of a decrease in administrative expenses, professional expenses and costs associated with the annual audit and management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and appraisals required by the Partnership Agreement.

Total revenues increased due to an increase in other income. Other income increased due to an increase in late fees, cleaning and damage fees, non-refundable pet deposits and corporate housing revenue at Essex Park Apartments and utility reimbursements at Essex Park Apartments and North River Village Apartments. The increase in other income was partially offset by a decrease in interest income due to a decrease in average cash balances maintained in interest bearing accounts at all properties.

Liquidity and Capital Resources

At December 31, 2001, the Registrant had cash and cash equivalents of approximately $237,000 as compared to approximately $665,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $428,000 is due to approximately $1,836,000 of cash used in financing activities and approximately $133,000 of cash used in investing activities which was partially offset by approximately $1,541,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements which was partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of partner distributions and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties and payment of additional loan costs. The Partnership invests its working capital reserves in interest bearing accounts.

On December 15, 2000, the Partnership refinanced the mortgage notes payable for Colony House Apartments, Essex Park Apartments, and Willowick Apartments.

The refinancing of Colony House Apartments replaced first and second mortgage indebtedness of approximately $2,088,000 and $81,000, respectively with a new mortgage of $3,540,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $28,000 are due on the first day of each month until the loan matures on January 1, 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred on the refinancing were approximately $87,000 as of December 31, 2000. During 2001, additional loan costs of approximately $23,000 were incurred. Under the terms of the previous loan agreement, the Partnership incurred prepayment penalties of approximately $78,000. Along with the prepayment penalties, the Partnership wrote off unamortized loan costs of approximately $22,000 and mortgage amortization discounts of approximately $44,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $144,000.

The refinancing of Essex Park Apartments replaced first and second mortgage indebtedness of approximately $2,801,000 and $109,000, respectively with a new mortgage of $7,025,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $55,000 are due on the first day of each month until the loan matures on January 1, 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred on the refinancing were approximately $158,000 as of December 31, 2000. During 2001, additional loan costs of approximately $14,000 were incurred. Under the terms of the previous loan agreements, the Partnership incurred prepayment penalties of approximately $104,000. Along with the prepayment penalties, the Partnership wrote off unamortized loan costs of approximately $26,000 and mortgage amortization discounts of approximately $64,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $194,000.

The refinancing of Willowick Apartments replaced first and second mortgage indebtedness of approximately $1,094,000 and $43,000, respectively with a new mortgage of $3,110,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $25,000 are due on the first day of each month until the loan matures on January 1, 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred on the refinancing were approximately $75,000 as of December 31, 2000. During 2001, additional loan costs of approximately $12,000 were incurred. Under the terms of the previous loan agreements, the Partnership incurred prepayment penalties of approximately $41,000. Along with the prepayment penalties, the Partnership wrote off unamortized loan costs of approximately $16,000 and mortgage amortization discounts of approximately $24,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $81,000.

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

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $14,954,000, net of discount, is amortized over varying periods with a balloon payment of approximately $1,543,000 due on October 15, 2003 for North River Village. The mortgages for the remaining properties will be fully amortized on January 1, 2021. The Corporate General Partner may attempt to refinance the mortgage on North River Village Apartments and/or sell the property prior to its maturity date. If North River Village Apartments cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing the property through foreclosure.

During the year ended December 31, 2001, the Partnership made distributions of approximately $1,447,000 (approximately $1,433,000 to the limited partners or $26.05 per limited partnership unit) from operations. Included in this amount was approximately $8,000 which consisted of withholding taxes paid to the state of South Carolina on behalf of the limited partners. During the year ended December 31, 2000, cash distributions of approximately $6,610,000 (approximately $120.18 per limited partnership unit) were paid to the limited partners from the refinancing proceeds of Colony House Apartments, Essex Park Apartments, and Willowick Apartments. Also during the year ended December 31, 2000 the partnership distributed approximately $802,000 (approximately $794,000 to the limited partners, approximately $14.44 per limited partnership unit) from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners in 2002 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for North River Village Apartments maintained by the mortgage lender is less than $200 per apartment unit. As of December 31, 2001, the reserve account was fully funded with approximately $54,000 in its reserve accounts.

In addition to its indirect ownership of the combined general partner interests in the Partnership, AIMCO and its affiliates owned 34,685 limited partnership units in the Partnership representing 63.06% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the general partners. As a result of its ownership of 63.06% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporate General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements


SHELTER PROPERTIES III

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young, LLP Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties III


We have audited the accompanying consolidated balance sheet of Shelter Properties III as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties III at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
February 15, 2002

                             SHELTER PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001



Assets
   Cash and cash equivalents                                                 $  237
   Receivables and deposits                                                     238
   Restricted escrows                                                           136
   Other assets                                                                 438
   Investment properties (Notes B & E):
      Land                                                    $ 1,281
      Buildings and related personal property                  27,668
                                                               28,949
      Less accumulated depreciation                           (18,229)       10,720
                                                                            $11,769

Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                        $ 77
      Tenant security deposit liabilities                                        97
      Accrued property taxes                                                    285
      Other liabilities                                                         404
      Mortgage notes payable (Notes B & E)                                   14,954

Partners' Deficit
   General partners                                           $ (106)
   Limited partners (55,000 units issued and
      outstanding)                                             (3,942)       (4,048)
                                                                            $11,769

            See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                          Years Ended December 31,
                                                             2001          2000
Revenues:
   Rental income                                           $ 5,290       $ 5,293
   Other income                                                469           418
      Total revenues                                         5,759         5,711

Expenses:
   Operating                                                 2,647         2,510
   General and administrative                                  309           338
   Depreciation                                              1,085         1,052
   Interest                                                  1,133           708
   Property taxes                                              408           410
      Total expenses                                         5,582         5,018

Income before loss on early extinguishment of debt             177           693

Extraordinary loss on early extinguishment of debt              --          (419)
      Net income                                           $   177       $   274

Net income allocated to general partners (1%)              $     2       $     3

Net income allocated to limited partners (99%)                 175           271
                                                           $   177       $   274
Per limited partnership unit:
  Income before loss on early extinguishment of debt       $  3.18       $ 12.47
  Loss on early extinguishment of debt                          --         (7.54)
                                                           $  3.18       $  4.93

  Distributions per limited partnership unit               $ 26.05       $134.62


            See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                      Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions           55,000       $     2   $ 27,500     $27,502

Partners' (deficit) capital at
  December 31, 1999                      55,000       $   (89)  $  4,449     $ 4,360

Distributions to partners                    --            (8)    (7,404)     (7,412)

Net income for the year ended
  December 31, 2000                          --             3        271         274

Partners' deficit at
  December 31, 2000                      55,000           (94)    (2,684)     (2,778)

Distributions to partners                    --           (14)    (1,433)     (1,447)

Net income for the year ended
  December 31, 2001                          --             2        175         177

Partners' deficit at
  December 31, 2001                      55,000      $   (106)  $ (3,942)    $(4,048)


            See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                                     Years Ended
                                                                    December 31,
                                                                 2001         2000
Cash flows from operating activities:
  Net income                                                  $    177      $    274
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                                  1,085         1,052
   Amortization of discounts and loan costs                         30           100
   Extraordinary loss on early extinguishment of debt               --           419
   Change in accounts:
      Receivables and deposits                                     240           (41)
      Other assets                                                 (12)           (7)
      Accounts payable                                             (17)          (20)
      Tenant security deposit liabilities                           (7)           (2)
      Accrued property taxes                                        15           113
      Other liabilities                                             30           (82)

          Net cash provided by operating activities              1,541         1,806

Cash flows from investing activities:
  Property improvements and replacements                          (731)         (881)
  Net withdrawals from (deposits to) restricted escrows            598          (164)

          Net cash used in investing activities                   (133)       (1,045)

Cash flows from financing activities:
  Proceeds from long term borrowing                                 --        13,675
  Repayments of mortgage notes payable                              --        (6,216)
  Prepayment penalties paid                                         --          (223)
  Loan costs paid                                                  (49)         (320)
  Payments on mortgage notes payable                              (340)         (255)
  Partners' distributions                                       (1,447)       (7,412)

          Net cash used in financing activities                 (1,836)         (751)

Net (decrease) increase in cash and cash equivalents              (428)           10

Cash and cash equivalents at beginning of year                     665           655

Cash and cash equivalents at end of year                       $   237       $   665

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $ 1,082       $   654

            See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III

                     Notes to Consolidated Financial Statements

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization

Shelter Properties III (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on May 15, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021 unless terminated prior to such date. The Partnership commenced operations on October 28, 1981, and completed its acquisition of apartment properties on June 30, 1982. The Partnership operates four apartment properties located in the South.

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

                                                              Years Ended
                                                              December 31,
                                                             (in thousands)
                                                           2001         2000

Net cash provided by operating activities                 $ 1,541     $ 1,806
   Property improvements and replacements                    (731)       (881)
   Payments on mortgage notes payable                        (340)       (255)
   Changes in restricted escrows, net                         598        (164)
   Changes in reserves for net operating assets/
      liabilities                                            (249)         39
   Additional operating reserves                             (819)         --
      Net cash provided by operations                      $ --        $ 545

The Corporate General Partner reserved approximately $819,000 at December 31, 2001, to fund capital improvements and repairs at its properties. There were no such additional reserves required at December 31, 2000.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 2001.

                                                 Distributions
                                           Aggregate         Per Unit

         01/01/00 - 12/31/00           $ 7,412,000  (1)      $134.62

         01/01/01 - 12/31/01           $ 1,447,000  (2)      $ 26.05

(1)         Distributions  were made from  refinancing  proceeds and operations.
            Approximately $6,610,000 or $120.18 per limited partnership unit was paid all to the limited partners from refinancing proceeds. Approximately $802,000 was from operations (approximately $794,000 to the limited partners or $14.44 per limited partnership unit).

   (2)      Distributions were made from cash from operations.

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

In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for North River Village Apartments maintained by the mortgage lender is less than $200 per apartment unit. As of December 31, 2001, the reserve account was fully funded with approximately $54,000 in its reserve account.

Undistributed Net Proceeds from Property Sales

At December 31, 2001 and 2000, undistributed proceeds from property sales amounted to approximately $185,000 which is payable to the general partners for related sales commissions when certain levels of return are received by the limited partners. (See "Note D").

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the consolidated statements of operations and consolidated changes in partners' (deficit) capital for 2001 and 2000 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 55,000 average units outstanding.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, approximates its carrying value.

Other Reserves

The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The change in other reserves was a decrease of approximately $249,000 in 2001 and an increase of approximately $39,000 in 2000. The amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposits liabilities, accrued taxes, and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents

Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $216,000 at December 31, 2001, that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Restricted Escrows

      Reserve Account - A general reserve account was established with the 1992 and 1993 refinancing proceeds of North River Village Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out of pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) into the reserve accounts until the reserve accounts are funded in an amount equal to $200 per apartment unit at North River Village Apartments. As of December 31, 2001, the reserve account was fully funded for North River Village Apartments with approximately $54,000 in its reserve accounts including interest earned on these funds. With the 2000 refinancing of Colony House Apartments, Essex Park Apartments and Willowick Apartments, the previous reserve requirement of $400 per apartment unit was released and the balance in these accounts of approximately $601,000 was returned to the Partnership during 2001.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Loan Costs

Loan  costs  of  approximately  $478,000,   less  accumulated   amortization  of
approximately $94,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Investment Properties

Investment properties consist of four apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value for which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. No adjustments for impairment of value were recorded in the years ended December 31, 2001 and 2000. See "Recent Accounting Pronouncements" below.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $90,000 and $89,000 for the years ended December 31, 2001 and 2000, respectively, were charged to operating expense as incurred.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Corporate General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable


                           Principal      Monthly                          Principal
                           Balance At     Payment     Stated                Balance
                          December 31,   Including   Interest  Maturity      Due At
                              2001        Interest     Rate      Date       Maturity
                               (in thousands)                            (in thousands)
Properties

Essex Park Apartments
  1st mortgage              $ 6,862         $ 55       7.22%   01/01/21       $ --

Colony House Apartments
  1st mortgage                3,465            28      7.22%   01/01/21          --

North River Village
  Apartments
  1st mortgage                1,546            13      7.83%   10/15/03       1,489
  2nd mortgage                   54            (a)     7.83%   10/15/03          54

Willowick Apartments
  1st mortgage                3,038            25      7.22%   01/01/21          --

                            $14,965        $ 121                            $ 1,543
Less unamortized present
  value of discounts            (11)
         Total              $14,954

(a)   Monthly payment of interest only is less than one thousand dollars.

The Partnership exercised an interest rate buy-down option when the debt encumbering North River Village was refinanced, reducing the stated rate from 8.13% to 7.83% in 1993. The fee for the interest rate reduction amounted to approximately $35,000 and is being amortized as a loan discount on the effective interest method over the life of the loan. The discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rates of the debt to 8.13%.

On December 15, 2000, the Partnership refinanced the mortgage notes payable for Colony House Apartments, Essex Park Apartments, and Willowick Apartments.

The refinancing of Colony House Apartments replaced first and second mortgage indebtedness of approximately $2,088,000 and $81,000, respectively, with a new mortgage of $3,540,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $28,000 are due on the first day of each month until the loan matures on January 1, 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred on the refinancing were approximately $87,000 as of December 31, 2000. During 2001, additional loan costs of approximately $23,000 were incurred. Under the terms of the previous loan agreement, the Partnership incurred prepayment penalties of approximately $78,000. Along with the prepayment penalties, the Partnership wrote off unamortized loan costs of approximately $22,000 and mortgage amortization discounts of approximately $44,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $144,000.

The refinancing of Essex Park Apartments replaced first and second mortgage indebtedness of approximately $2,801,000 and $109,000, respectively, with a new mortgage of $7,025,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $55,000 are due on the first day of each month until the loan matures on January 1, 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred on the refinancing were approximately $158,000 as of December 31, 2000. During 2001, additional loan costs of approximately $14,000 were incurred. Under the terms of the previous loan agreements, the Partnership incurred prepayment penalties of approximately $104,000. Along with the prepayment penalties, the Partnership wrote off unamortized loan costs of approximately $26,000 and mortgage amortization discounts of approximately $64,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $194,000.

The refinancing of Willowick Apartments replaced first and second mortgage indebtedness of approximately $1,094,000 and $43,000, respectively, with a new mortgage of $3,110,000. The mortgage was refinanced at a rate of 7.22% compared to the prior rate of 7.60%. Payments of approximately $25,000 are due on the first day of each month until the loan matures on January 1, 2021 at which time the loan will be fully amortized. Capitalized loan costs incurred on the refinancing were approximately $75,000 as of December 31, 2000. During 2001, additional loan costs of approximately $12,000 were incurred. Under the terms of the previous loan agreements, the Partnership incurred prepayment penalties of approximately $41,000. Along with the prepayment penalties, the Partnership wrote off unamortized loan costs of approximately $16,000 and mortgage amortization discounts of approximately $24,000 resulting in an extraordinary loss on early extinguishment of debt of approximately $81,000.

The mortgage notes payable are non-recourse and are secured by pledge of the apartment properties and by pledge of revenues from the apartment properties. All of the mortgage notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                                2002             $ 350
                                2003              1,932
                                2004                391
                                2005                420
                                2006                452
                             Thereafter          11,420
                                                $14,965

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                     2001         2000

Net income as reported                              $ 177        $ 274
Add (deduct):
   Depreciation differences                            484          452
   Change in prepaid rental                             (5)          (8)
   Other                                                18           81

Federal taxable income                              $ 674        $ 799

Federal taxable income per limited
   partnership unit                                 $12.13       $14.39

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                  Net liabilities as reported             $ (4,048)
                     Land and buildings                      3,910
                     Accumulated depreciation               (9,893)
                     Syndication fees                        3,235
                     Other                                     371

                  Net liabilities - tax basis             $ (6,425)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                         2001       2000
                                                         (in thousands)

Property management fees (included in operating
  expenses)                                             $ 302      $ 291
Reimbursement for services of affiliates,
  (included in operating, general and
  administrative expenses, and investment
  properties)                                             456        191
Due to General Partner                                    185        185
Due from General Partner                                   11         11
Loan costs paid                                            --        137

During the year ended December 31, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $302,000 and $291,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $456,000 and $191,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $278,000 and $3,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of December 31, 2001, the level of return to the limited partners has not been met.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $59,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the combined general partner interests in the Partnership, AIMCO and its affiliates owned 34,685 limited partnership units in the Partnership representing 63.06% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the general partners. As a result of its ownership of 63.06% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Note E - Real Estate and Accumulated Depreciation

Investment Properties

                                                       Initial Cost
                                                      To Partnership
                                                      (in thousands)

                                                              Buildings          Cost
                                                             and Related     Capitalized
                                                               Personal     Subsequent to
Description                        Encumbrances      Land      Property      Acquisition
                                  (in thousands)                            (in thousands)
Essex Park Apartments
 Columbia, South Carolina             $ 6,862       $ 473      $ 7,406         $ 2,784
Colony House Apartments
 Murfreesboro, Tennessee                3,465          183       4,408           2,137
North River Village Apartments
 Atlanta, Georgia                       1,600          336       4,085           1,879
Willowick Apartments
 Greenville, South Carolina             3,038          289       3,563           1,406
             Totals                   $14,965      $ 1,281     $19,462         $ 8,206


                              Gross Amount At Which Carried
                                   At December 31, 2001
                                      (in thousands)

                            Buildings
                               And
                             Related
                             Personal         Accumulated    Date of      Date   Depreciable
Description          Land   Properties Total  Depreciation Construction Acquired Life-Years

Essex Park
 Columbia, South
  Carolina          $ 473    $10,189   $10,662  $ 6,808        1973     10/29/81    5-36
Colony House
 Murfreesboro,
   Tennessee           183     6,545              4,087     1970-1972   10/31/81    5-36
                                      6,728
North        River
Village
 Atlanta, Georgia      336     5,964              4,038        1969     04/21/82    5-32
                                      6,300
Willowick
 Greenville, South
   Carolina            289     4,970              3,296        1974     06/30/82    5-32
                                      5,259
      Totals       $ 1,281   $27,668   $28,949  $18,229

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                     December 31,
                                                   2001         2000
                                                    (in thousands)
Investment Properties

Balance at beginning of year                      $28,218      $27,337
    Property improvements                             731          881

Balance at end of year                            $28,949      $28,218

Accumulated Depreciation

Balance at beginning of year                      $17,144      $16,092
    Additions charged to expense                    1,085        1,052

Balance at end of year                            $18,229      $17,144

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is approximately $32,859,000 and $32,128,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $28,122,000 and $27,522,000, respectively.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Corporate General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Corporate General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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


Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $56,000 and non-audit services (principally tax-related) of approximately $29,000.

Item 10. Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2001, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

                                           Number of Units      Percentage

           Insignia Properties, LP              18,632            33.88%
             (an affiliate of AIMCO)
           AIMCO Properties, LP                 16,053            29.18%
             (an affiliate of AIMCO)

Insignia Properties, LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly controlled by AIMCO. Its business address is 2000 South Colorado Blvd., Denver, Colorado 80222.

No director or officer of the Corporate General Partner owns any Units. The Corporate General Partner owns 200 Units as required by the terms of the Partnership Agreement governing the Partnership.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the Corporate General Partner and affiliates during the years ended December 31, 2001 and 2000:

                                                         2001       2000
                                                         (in thousands)

Property management fees                                $ 302      $ 291
Reimbursement for services of affiliates                  456        191
Due to General Partner                                    185        185
Due from General Partner                                   11         11
Loan costs paid                                            --        137

During the year ended December 31, 2001 and 2000, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $302,000 and $291,000 for the years ended December 31, 2001 and 2000, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $456,000 and $191,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $278,000 and $3,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of December 31, 2001, the level of return to the limited partners has not been met.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $59,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the combined general partner interests in the Partnership, AIMCO and its affiliates owned 34,685 limited partnership units in the Partnership representing 63.06% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the general partners. As a result of its ownership of 63.06% of the outstanding units, AIMCO is in a position to control all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

Item 13.  Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K filed in the fourth quarter of 2001:

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

                                    Date: March 25, 2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date: March 25, 2002
Patrick J. Foye         and Director

/s/Martha L. Long       Senior Vice President and     Date: March 25, 2002
Martha L. Long          Controller

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