Form 10QSB
period 2002-03-31
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2002-05-13
CIK 353282

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


                   For the quarterly period ended March 31, 2002


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
                          (in thousands, except unit data)

                                 March 31, 2002



Assets
   Cash and cash equivalents                                              $    323
   Receivables and deposits                                                    226
   Restricted escrows                                                          136
   Other assets                                                                513
   Investment properties:
      Land                                                 $   1,281
      Buildings and related personal property                 27,774
                                                              29,055
      Less accumulated depreciation                          (18,505)       10,550
                                                                          $ 11,748

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $     62
   Tenant security deposit liabilities                                          94
   Accrued property taxes                                                      110
   Other liabilities                                                           554
   Mortgage notes payable                                                   14,885

Partners' Deficit
   General partners                                        $   (105)
   Limited partners (55,000 units issued and
      outstanding)                                           (3,852)        (3,957)
                                                                          $ 11,748




            See Accompanying Notes to Consolidated Financial Statements

b)

                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                                                     Three Months Ended
                                                                          March 31,
                                                                      2002        2001
Revenues:
   Rental income                                                     $1,296      $1,314
   Other income                                                         138         129
      Total revenues                                                  1,434       1,443

Expenses:
   Operating                                                            589         569
   General and administrative                                            87          76
   Depreciation                                                         276         272
   Interest                                                             280         286
   Property taxes                                                       111         108
      Total expenses                                                  1,343       1,311

Net income                                                            $ 91        $ 132

Net income allocated to general partners (1%)                          $ 1         $ 1
Net income allocated to limited partners (99%)                           90         131

                                                                      $ 91        $ 132

Net income per limited partnership unit                              $ 1.64      $ 2.38
Distributions per limited partnership unit                            $ --       $17.28



            See Accompanying Notes to Consolidated Financial Statements

c)

                               SHELTER PROPERTIES III
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions          55,000          $ 2      $27,500     $27,502

Partners' deficit at
   December 31, 2001                    55,000       $  (106)    $(3,942)    $(4,048)

Net income for the three months
   ended March 31, 2002                     --              1         90          91

Partners' deficit at
   March 31, 2002                       55,000        $ (105)    $(3,852)    $(3,957)


            See Accompanying Notes to Consolidated Financial Statements

d)

                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
   Net income                                                   $    91      $   132
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                276          272
        Amortization of discounts and loan costs                      8            8
        Change in accounts:
            Receivables and deposits                                 12          263
            Other assets                                            (82)         (89)
            Accounts payable                                        (15)         (30)
            Tenant security deposit liabilities                      (3)          --
            Accrued property taxes                                 (175)        (167)
            Other liabilities                                       150           93

               Net cash provided by operating activities            262          482

Cash flows from investing activities:
   Property improvements and replacements                          (106)        (138)
   Net withdrawals from restricted escrows                           --          599

               Net cash (used in) provided by investing
                    activities                                     (106)         461

Cash flows from financing activities:
   Distributions to partners                                         --         (960)
   Payments on mortgage notes payable                               (70)         (58)

               Net cash used in financing activities                (70)      (1,018)

Net increase (decrease) in cash and cash equivalents                 86          (75)

Cash and cash equivalents at beginning of period                    237          665

Cash and cash equivalents at end of period                      $   323      $   590

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $   213      $   197

            See Accompanying Notes to Consolidated Financial Statements

e)

                             SHELTER PROPERTIES III
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by operating activities" in the accompanying consolidated statements of cash flows to "Net cash from operations", as defined in the Partnership Agreement. However, "Net cash provided by operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.


                                                        For the Three Months Ended
                                                                March 31,
                                                           2002             2001
                                                              (in thousands)
Net cash provided by operating activities               $   262            $   482
   Payments on mortgage notes payable                       (70)               (58)
   Property improvements and replacements                  (106)              (138)
   Change in restricted escrows, net                         --                599
   Changes in reserves for net operating
      assets                                                113                (70)
   Additional reserves                                      (91)              (391)

      Net cash provided by operations                   $   108            $   424

The Corporate General Partner reserved approximately $91,000 and $391,000 at March 31, 2002 and 2001, respectively, to fund capital improvements and repairs at the Partnership's four investment properties.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2002 and 2001, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Partnership paid to such affiliates approximately $74,000 and $73,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $60,000 and $46,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $1,000 for the three months ended March 31, 2002. There were no such fees for the three months ended March 31, 2001. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

During 1986 a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of March 31, 2002, the level of return to the limited partners has not been met.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $62,000 and $82,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2002 and 2001:

                                                            Average
                                                           Occupancy
       Property                                        2002          2001

       Essex Park Apartments
          Columbia, South Carolina                     88%            91%

       Colony House Apartments
          Mufreesboro, Tennessee                       94%            88%

       North River Village Apartments
          Atlanta, Georgia                             82%            88%

       Willowick Apartments
          Greenville, South Carolina                   91%            93%

The Corporate General Partner attributes the increase in occupancy at Colony House Apartments to an increase in the student population during current year. The decrease in occupancy at North River Village Apartments and Essex Park Apartments is due to the competitive market of the apartment industry in the Atlanta and Columbia areas.

Results of Operations

The Registrant's net income for the three months ended March 31, 2002 was approximately $91,000 as compared to approximately $132,000 for the three months ended March 31, 2001. The decrease in net income is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to decreases in occupancy at Essex Park Apartments and North River Village Apartments partially offset by an increase in occupancy at Colony House Apartments. Other income increased due to an increase in utility reimbursements at Essex Park Apartments and North River Village Apartments partially offset by a decrease in interest income as a result of lower cash balances cash held in interest bearing accounts for the Partnership.

The increase in total expenses was primarily due to an increase in operating expense and general and administrative expense. Operating expense increased due to an increase in property expense and insurance expense. Property expense increased due to an increase in utility costs at Essex Park Apartments and North River Village Apartments and corporate unit expenses at Essex Park Apartments partially offset by a decrease in employee salaries at Colony House Apartments and Willowick Apartments. Insurance expense increased due to an increase in insurance premiums at all of the Partnership's investment properties.

General and administrative expense increased due to an increase in the cost of services included in the management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses for the three months ended March 31, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit and appraisals required by the Partnership Agreement.

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

Liquidity and Capital Resources

At March 31, 2002, the Registrant had cash and cash equivalents of approximately $323,000 as compared to approximately $590,000 at March 31, 2001. Cash and cash equivalents increased approximately $86,000 for the three months ended March 31, 2002 from the Registrant's year end, primarily due to approximately $262,000 of cash provided by operating activities which was partially offset by approximately $106,000 and $70,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in interest bearing accounts.

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

Essex Park Apartments

The Partnership has completed approximately $49,000 in capital expenditures as of March 31, 2002, consisting primarily of appliance and floor covering replacements, cabinets, fencing, plumbing repairs and structural and other building improvements. These improvements were funded primarily from operating cash flow. The Partnership has budgeted, but is not limited to, approximately $163,000 for capital improvements during 2002 at Essex Park Apartments, consisting primarily of appliance and floor covering replacements, air conditioning replacements, and structural improvements.

Colony House Apartments

The Partnership has completed approximately $19,000 in capital expenditures as of March 31, 2002, consisting primarily of appliance and floor covering replacements, plumbing improvements, and air conditioning replacements. These improvements were funded from operating cash flow. The Partnership has budgeted, but is not limited to, approximately $63,000 for capital improvements during 2002 at Colony House Apartments consisting primarily of appliance and floor covering replacements, HVAC, mini blinds, fencing, major landscaping, door replacement and structural improvements.

North River Village Apartments

The Partnership has completed approximately $18,000 in capital expenditures as of March 31, 2002, consisting primarily of office computers and appliance and floor covering replacements. These improvements were funded primarily from operating cash flow. The Partnership has budgeted, but is not limited to, approximately $49,000 for capital improvements during 2002 at North River Village Apartments, consisting primarily of appliance and floor covering replacements.

Willowick Apartments

The Partnership has completed approximately $20,000 in capital expenditures as of March 31, 2002, consisting primarily of floor covering and appliance replacements. These improvements were funded primarily from operating cash flow. The Partnership has budgeted, but is not limited to, approximately $68,000 for capital improvements during 2002 at Willowick Apartments, consisting primarily of appliance and floor covering replacements, HVAC, interior decoration, major landscaping and structural improvements.

Additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $14,885,000, net of discount, is amortized over varying periods. A balloon payment of $1,543,000 is due in October 2003 at North River Village. All remaining debt is scheduled to be fully amortized in January 2021. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):


                     Three Months     Per Limited      Three Months     Per Limited
                        Ended         Partnership         Ended         Partnership
                    March 31, 2002        Unit        March 31, 2001        Unit

Operations             $   --           $   --           $ 960             $17.28

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 2002 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for North River Village Apartments maintained by the mortgage lender is less than $200 per apartment unit. As of March 31, 2002 the reserve account was fully funded with approximately $54,000 on deposit with the mortgage lender.

In addition to its indirect ownership of the combined general partner interests in the Partnership, AIMCO and its affiliates owned 34,685 limited partnership units in the Partnership representing 63.06% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the general partners. As a result of its ownership of 63.06% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Corporate General Partner because of its affiliation with the Corporate General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               None.

            b) Reports on Form 8-K filed  during the  quarter  ended  March 31,
               2002:

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

                                 Date:   May 13, 2002