Form 10QSB
period 2002-06-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2002-08-14
CIK 353282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


                    For the quarterly period ended June 30, 2002


[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934


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


                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                             SHELTER PROPERTIES III
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                              $    344
   Receivables and deposits                                                    239
   Restricted escrows                                                          136
   Other assets                                                                479
   Investment properties:
      Land                                                 $   1,281
      Buildings and related personal property                 27,877
                                                              29,158
      Less accumulated depreciation                          (18,788)       10,370
                                                                          $ 11,568

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $     18
   Tenant security deposit liabilities                                          97
   Accrued property taxes                                                      207
   Other liabilities                                                           500
   Mortgage notes payable                                                   14,794

Partners' Deficit
   General partners                                        $   (106)
   Limited partners (55,000 units issued and
      outstanding)                                           (3,942)        (4,048)
                                                                          $ 11,568


            See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                     Three Months Ended            Six Months Ended
                                          June 30,                     June 30,
                                    2002           2001           2002           2001
Revenues:
   Rental income                   $1,211        $1,343         $2,507          $2,657
   Other income                       103            85            241             214
       Total revenues               1,314         1,428          2,748           2,871

Expenses:
   Operating                          588           643          1,177           1,212
   General and administrative          65            91            152             167
   Depreciation                       283           276            559             548
   Interest                           279           285            559             571
   Property taxes                      82           103            193             211
       Total expenses               1,297         1,398          2,640           2,709

   Net income                      $   17        $   30         $  108          $  162

Net income allocated
   to general partners (1%)        $   --        $   --         $    1          $    2
Net income allocated
   to limited partners (99%)           17            30            107             160
                                   $   17        $   30         $  108          $  162
Net income per limited
   partnership unit                $  .31        $  .55         $ 1.95          $ 2.91

Distributions per limited
   partnership unit                $ 1.95        $ 8.77         $ 1.95          $26.05

            See Accompanying Notes to Consolidated Financial Statements

                               SHELTER PROPERTIES III
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         55,000          $ 2        $27,500    $27,502

Partners' deficit at
   December 31, 2001                   55,000         $ (106)     $(3,942)   $(4,048)

Distributions to partners                  --             (1)        (107)      (108)

Net income for the six months
   ended June 30, 2002                     --              1          107        108

Partners' deficit at
   June 30, 2002                       55,000         $ (106)     $(3,942)   $(4,048)

            See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
   Net income                                                   $   108      $   162
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                559          548
        Amortization of discounts and loan costs                     15           14
        Change in accounts:
            Receivables and deposits                                 (1)         279
            Other assets                                            (54)         (60)
            Accounts payable                                        (59)         (28)
            Tenant security deposit liabilities                      --           (1)
            Accrued property taxes                                  (78)         (63)
            Other liabilities                                        96          130

               Net cash provided by operating activities            586          981

Cash flows from investing activities:
   Property improvements and replacements                          (209)        (252)
   Net withdrawals from restricted escrows                           --          598

               Net cash (used in) provided by investing
                    activities                                     (209)         346

Cash flows from financing activities:
   Payments on mortgage notes payable                              (162)        (143)
   Loan costs paid                                                   --          (32)
   Partners' distributions                                         (108)      (1,447)

               Net cash used in financing activities               (270)      (1,622)

Net increase (decrease) in cash and cash equivalents                107         (295)

Cash and cash equivalents at beginning of period                    237          665

Cash and cash equivalents at end of period                      $   344      $   370

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $   483      $   474

            See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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


                                                         For the Six Months Ended
                                                                 June 30,
                                                           2002             2001
                                                              (in thousands)
Net cash provided by operating activities               $   586            $   981
   Payments on mortgage notes payable                      (162)              (143)
   Property improvements and replacements                  (209)              (252)
   Change in restricted escrows, net                         --                598
   Changes in reserves for net operating
      assets                                                 96               (257)
   Additional reserves                                     (311)              (927)

      Net cash from operations                          $    --            $    --

The Corporate General Partner reserved approximately $311,000 and $927,000 at June 30, 2002 and 2001, respectively, to fund capital improvements and repairs at the Partnership's four investment properties.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the six months ended June 30, 2002 and 2001, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Partnership paid to such affiliates approximately $142,000 and $147,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $105,000 and $91,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of June 30, 2002, the level of return to the limited partners has not been met and the balance is included in other liabilities in the accompanying consolidated balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $62,000 and $82,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2002 and 2001:

                                                            Average
                                                           Occupancy
       Property                                        2002          2001

       Essex Park Apartments
          Columbia, South Carolina                     82%            91%

       Colony House Apartments
          Mufreesboro, Tennessee                       94%            88%

       North River Village Apartments
          Atlanta, Georgia                             86%            93%

       Willowick Apartments
          Greenville, South Carolina                   91%            94%

The Corporate General Partner attributes the increase in occupancy at Colony House Apartments to an increase in the student population during the current year. The decrease in occupancy at North River Village Apartments, Essex Park Apartments and Willowick Apartments is due to the competitive market of the apartment industry in the Atlanta, Columbia and Greenville areas.

Results of Operations

The Registrant's net income for the three and six months ended June 30, 2002 was approximately $17,000 and $108,000 as compared to approximately $30,000 and $162,000 for the three and six months ended June 30, 2001. The decrease in net income for the three and six months ended June 30, 2002 is due to a decrease in total revenues partially offset by a decrease in total expenses. The decrease in total revenues is due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to a decrease in occupancy at Essex Park Apartments, North River Village Apartments and Willowick
Apartments partially offset by an increase in occupancy at Colony House Apartments. Other income increased due to an increase in utility reimbursements at Essex Park Apartments and North River Village Apartments and corporate housing revenue at Essex Park Apartments partially offset by a decrease in interest income as a result of lower cash balances maintained in interest bearing accounts.

The decrease in total expenses for the three and six months ended June 30, 2002 was primarily due to a decrease in operating, property tax and general and administrative expenses. Operating expenses decreased due to a decrease in property expense. Property expense decreased due to a decrease in employee salaries at Colony House Apartments and Willowick Apartments partially offset by an increase in corporate unit housing expense at Essex Park Apartments. Property tax expense decreased due to the receipt of a refund during 2002 for overpayment of prior year property taxes at North River Village Apartments. General and administrative expense decreased due to a decrease in professional fees and state operating taxes partially offset by an increase in the cost of services included in the management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included in the general and administrative expenses for the three and six months ended June 30, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2002, the Registrant had cash and cash equivalents of approximately $344,000 as compared to approximately $370,000 at June 30, 2001. Cash and cash equivalents increased approximately $107,000 for the six months ended June 30, 2002 from the Registrant's year end, primarily due to approximately $586,000 of cash provided by operating activities which was partially offset by approximately $209,000 of cash used in investing activities and approximately $270,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties and distributions to partners. The Registrant invests its working capital reserves in interest bearing accounts.

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

Essex Park Apartments

During  the  six  months  ended  June  30,  2002,  the   Partnership   completed
approximately $88,000 of capital improvements at Essex Park Apartments consisting primarily of structural improvements, plumbing improvements, appliance and floor covering replacements and cabinet replacements. These improvements were funded from operating cash flows. The Partnership has budgeted, but is not limited to, approximately $174,000 for capital improvements during 2002 at Essex Park Apartments consisting primarily of floor covering replacements, structural enhancements and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Colony House Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $35,000 of capital improvements at Colony House Apartments consisting primarily of floor covering, air conditioning and appliance replacements. These improvements were funded from operating cash flows. The Partnership has budgeted, but is not limited to, approximately $67,000 for capital improvements during 2002 at Colony House Apartments consisting primarily of floor covering replacements, door replacements, and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

North River Village Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $55,000 of capital improvements at North River Village Apartments consisting primarily of floor covering replacements, wall covering and office computers. These improvements were funded from operating cash flows. The Partnership has budgeted, but is not limited to, approximately $55,000 for capital improvements during 2002 at North River Village Apartments consisting primarily of floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property and replacement reserves.

Willowick Apartments

During the six months ended June 30, 2002, the Partnership completed approximately $31,000 of capital improvements at Willowick Apartments consisting primarily of floor covering replacements, appliance replacements and major landscaping. These improvements were funded from operating cash flows. The Partnership has budgeted, but it is not limited to, approximately $69,000 for capital improvements during 2002 at Willowick Apartments consisting primarily of floor covering replacements, structural upgrades, air conditioning unit replacements and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $14,794,000, net of discount, is amortized over varying periods. A balloon payment of $1,543,000 is due in October 2003 at North River Village. All remaining debt is scheduled to be fully amortized in January 2021. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations             $  108           $ 1.95           $1,447            $26.05

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners during the remainder of 2002 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for North River Village Apartments maintained by the mortgage lender is less than $200 per apartment unit. As of June 30, 2002 the reserve account was fully funded with approximately $54,000 on deposit with the mortgage lender.

Other

In addition to its indirect ownership of the combined general partner interests in the Partnership, AIMCO and its affiliates owned 35,639 limited partnership units in the Partnership representing 64.80% of the outstanding units at June 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the Units not owned by affiliates of AIMCO for a purchase price of $79.00 per Unit expired. Pursuant to this offer, AIMCO acquired 939 Units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the general partners. As a result of its ownership of 64.80% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owed fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Corporate General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

               3 Amended and Restated Certificate and Agreement of Limited Partnership (Exhibit A to the Prospectus included in
                    Registrant's Amendment No. 1 to Registration Statement, filed September 2, 1981 (File No. 2-72567), is incorporated herein by reference).

               99 Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2002:

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



                             SHELTER PROPERTIES III

                                 By:     Shelter Realty III Corporation
                                         Corporate General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Thomas C. Novosel
                                         Thomas C. Novosel
                                         Senior Vice President
                                         and Chief Accounting Officer


                              Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties III Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


      This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
           Section 18 of the Securities Exchange Act of 1934, as amended.