Form 10QSB
period 2002-09-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2002-11-14
CIK 353282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                              $    447
   Receivables and deposits                                                    183
   Restricted escrows                                                          136
   Other assets                                                                444
   Investment properties:
      Land                                                 $   1,281
      Buildings and related personal property                 28,015
                                                              29,296
      Less accumulated depreciation                          (19,059)       10,237
                                                                          $ 11,447

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $     77
   Tenant security deposit liabilities                                          94
   Accrued property taxes                                                      306
   Other liabilities                                                           564
   Mortgage notes payable                                                   14,701
Partners' Deficit
   General partners                                        $   (108)
   Limited partners (55,000 units issued and
      outstanding)                                           (4,187)        (4,295)
                                                                          $ 11,447



            See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                     Three Months Ended            Nine Months Ended
                                       September 30,                 September 30,
                                    2002           2001           2002           2001
Revenues:
   Rental income                   $1,216        $1,288         $3,723          $3,945
   Other income                       153           107            394             321
       Total revenues               1,369         1,395          4,117           4,266

Expenses:
   Operating                          681           790          1,858           2,002
   General and administrative          66            81            218             248
   Depreciation                       271           264            830             812
   Interest                           276           287            835             858
   Property taxes                     100            98            293             309
       Total expenses               1,394         1,520          4,034           4,229

   Net (loss) income               $  (25)       $ (125)        $   83          $   37

Net (loss) income allocated
   to general partners (1%)        $   --        $   (1)        $    1          $   --
Net (loss) income allocated
   to limited partners (99%)          (25)         (124)            82              37
                                   $  (25)       $ (125)        $   83          $   37
Net (loss) income per
   limited partnership unit        $ (.46)       $(2.25)        $ 1.49          $  .67

Distributions per limited
   partnership unit                $ 4.00        $   --         $ 5.95          $26.05


            See Accompanying Notes to Consolidated Financial Statements

                               SHELTER PROPERTIES III
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         55,000          $ 2        $27,500    $27,502

Partners' deficit at
   December 31, 2001                   55,000         $ (106)     $(3,942)   $(4,048)

Distributions to partners                  --             (3)        (327)      (330)

Net income for the nine months
   ended September 30, 2002                --              1           82         83

Partners' deficit at
   September 30, 2002                  55,000         $ (108)     $(4,187)   $(4,295)

            See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                    2002       2001
Cash flows from operating activities:
   Net income                                                   $    83      $    37
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                830          812
        Amortization of discounts and loan costs                     22           21
        Change in accounts:
            Receivables and deposits                                 55          281
            Other assets                                            (26)         (50)
            Accounts payable                                         --           59
            Tenant security deposit liabilities                      (3)          (5)
            Accrued property taxes                                   21           35
            Other liabilities                                       160          164

               Net cash provided by operating activities          1,142        1,354

Cash flows from investing activities:
   Property improvements and replacements                          (347)        (648)
   Net withdrawals from restricted escrows                           --          599

               Net cash used in investing activities               (347)         (49)

Cash flows from financing activities:
   Payments on mortgage notes payable                              (255)        (231)
   Loan costs paid                                                   --          (32)
   Partners' distributions                                         (330)      (1,447)

               Net cash used in financing activities               (585)      (1,710)

Net increase (decrease) in cash and cash equivalents                210         (405)

Cash and cash equivalents at beginning of period                    237          665

Cash and cash equivalents at end of period                      $   447      $   260

Supplemental disclosure of cash flow information:
   Cash paid for interest                                       $   753      $   749

            See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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


                                                        For the Nine Months Ended
                                                              September 30,
                                                           2002             2001
                                                              (in thousands)
Net cash provided by operating activities               $ 1,142            $ 1,354
   Payments on mortgage notes payable                      (255)              (231)
   Property improvements and replacements                  (347)              (648)
   Change in restricted escrows, net                         --                599
   Changes in reserves for net operating
      assets                                               (207)              (417)
   Additional reserves                                     (333)              (657)

      Net cash from operations                          $    --            $    --

The Corporate General Partner reserved approximately $333,000 and $657,000 at September 30, 2002 and 2001, respectively, to fund capital improvements and repairs at the Partnership's four investment properties.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the nine months ended September 30, 2002 and 2001, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Partnership paid to such affiliates approximately $210,000 and $220,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $150,000 and $385,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $1,000 and $249,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to the investment properties.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of September 30, 2002, the level of return to the limited partners has not been met and the balance is included in other liabilities in the accompanying consolidated balance sheet.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $62,000 and $82,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

Item 2.     Management's Discussion and Analysis or Plan of Operation

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2002 and 2001:

                                                            Average
                                                           Occupancy
       Property                                        2002          2001

       Essex Park Apartments
          Columbia, South Carolina                     83%            92%

       Colony House Apartments
          Mufreesboro, Tennessee                       93%            85%

       North River Village Apartments
          Atlanta, Georgia                             87%            94%

       Willowick Apartments
          Greenville, South Carolina                   92%            94%

The Corporate General Partner attributes the increase in occupancy at Colony House Apartments to an increase in the student population during the current year. The decrease in occupancy at North River Village Apartments and Essex Park Apartments is due to an increase in the number of tenants purchasing homes due to lower interest rates and the competitive market of the apartment industry in the Atlanta and Columbia areas.

Results of Operations

The Registrant's net income for the nine months ended September 30, 2002 was approximately $83,000 as compared to approximately $37,000 for the nine months ended September 30, 2001. The Registrant's net loss for the three months ended September 30, 2002 was approximately $25,000 as compared to approximately $125,000 for the three months ended September 30, 2001. The increase in net income for the nine months ended September 30, 2002 is due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in net loss for the three months ended September 30, 2002 is due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total revenues for the three and nine months ended September 30, 2002 is due to a decrease in rental income partially offset by an increase in other income. Rental income decreased due to an increase in bad debt expense and a decrease in occupancy at Essex Park Apartments and North River Village Apartments partially offset by a decrease in concessions and special promotions and an increase in occupancy at Colony House Apartments. Other income increased due to an increase in utility reimbursements at Essex Park Apartments and Colony House Apartments, late charges at Essex Park Apartments and North River Village Apartments and lease cancellation fees at Colony House Apartments and North River Village Apartments partially offset by a decrease in interest income as a result of lower cash balances maintained in interest bearing accounts at the Partnership and its investment properties.

The decrease in total expenses for the three and nine months ended September 30, 2002 was primarily due to a decrease in operating and general and administrative expenses partially offset by an increase in depreciation expense. Operating expenses decreased due to a decrease in property expense, insurance expense and maintenance expense. Property expense decreased due to a decrease in employee salaries and utility expenses at Colony House Apartments and Willowick Apartments partially offset by an increase in corporate unit housing expense at Essex Park Apartments and utility expenses at North River Village Apartments. Insurance expense decreased due to a decrease in hazard insurance premiums at Essex Park Apartments and Willowick Apartments. Maintenance expense decreased due to a decrease in contract work at Colony House Apartments and contract painting and interior building improvements at Willowick Apartments partially offset by an increase in contract work at North River Village Apartments. General and administrative expense decreased due to a decrease in professional fees and state operating taxes partially offset by an increase in the cost of services included in the management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included in the general and administrative expenses for the three and nine months ended September 30, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Depreciation expense increased due to property improvements and replacements placed into service during the last twelve months at North River Village Apartments.

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

Liquidity and Capital Resources

At September 30, 2002, the Registrant had cash and cash equivalents of approximately $447,000 as compared to approximately $260,000 at September 30, 2001. Cash and cash equivalents increased approximately $210,000 for the nine months ended September 30, 2002 from the Registrant's year end, primarily due to approximately $1,142,000 of cash provided by operating activities which was partially offset by approximately $347,000 of cash used in investing activities and approximately $585,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties and distributions to partners. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements completed at each of the Registrant's properties are detailed below.

Essex Park Apartments

During the nine months ended  September  30,  2002,  the  Partnership  completed approximately $168,000 of capital improvements at Essex Park Apartments consisting primarily of structural enhancements, perimeter fencing, air conditioning upgrades, plumbing improvements, appliance and floor covering replacements and cabinet replacements. These improvements were funded from operating cash flows. The Partnership has budgeted, but is not limited to, approximately $197,000 for capital improvements during 2002 at Essex Park Apartments consisting primarily of air conditioning upgrades, floor covering replacements, structural enhancements and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Colony House Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $61,000 of capital improvements at Colony House Apartments consisting primarily of plumbing improvements, office computers, wall coverings, air conditioning upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flows. The Partnership has budgeted, but is not limited to, approximately $69,000 for capital improvements during 2002 at Colony House Apartments consisting primarily of floor covering replacements, door replacements, and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

North River Village Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $58,000 of capital improvements at North River Village Apartments consisting primarily of floor covering replacements, wall covering and office computers. These improvements were funded from operating cash flows. The Partnership has budgeted, but is not limited to, approximately $58,000 for capital improvements during 2002 at North River Village Apartments consisting primarily of floor covering replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property and replacement reserves.

Willowick Apartments

During the nine months ended September 30, 2002, the Partnership completed approximately $60,000 of capital improvements at Willowick Apartments consisting primarily of floor covering replacements, air conditioning upgrades, office computers, appliance replacements and major landscaping. These improvements were funded from operating cash flows. The Partnership has budgeted, but it is not limited to, approximately $78,000 for capital improvements during 2002 at Willowick Apartments consisting primarily of floor covering replacements, structural upgrades, air conditioning unit upgrades and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $14,701,000, net of discount, is amortized over varying periods. A balloon payment of $1,543,000 is due in October 2003 at North River Village. All remaining debt is scheduled to be fully amortized in January 2021. The Corporate General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):


                     Nine Months          Per          Nine Months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
                         2002             Unit             2001             Unit

Operations             $  330           $ 5.95           $1,447            $26.05

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners during the remainder of 2002 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account for North River Village Apartments maintained by the mortgage lender is less than $200 per apartment unit. As of September 30, 2002 the reserve account was fully funded with approximately $53,000 on deposit with the mortgage lender.

Other

In addition to its indirect ownership of the combined general partner interests in the Partnership, AIMCO and its affiliates owned 35,653 limited partnership units in the Partnership representing 64.82% of the outstanding units at September 30, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.82% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as order by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

            b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

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



                             SHELTER PROPERTIES III

                                 By:     Shelter Realty III Corporation
                                         Corporate General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Thomas C. Novosel
                                         Thomas C. Novosel
                                         Senior Vice President
                                         and Chief Accounting Officer


                                 Date:  November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this  quarterly  report on Form 10-QSB of Shelter  Properties
III;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive  Vice  President of Shelter Realty
                                    III Corporation, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this  quarterly  report on Form 10-QSB of Shelter  Properties
III;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of Shelter Realty III Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties III Limited Partnershipa (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.