Form 10KSB
period 2002-12-31
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2003-03-31
CIK 353282

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934

                    For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $4,258,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

The Registrant is engaged in the business of operating and holding real estate properties for investment. In 1981 and 1982, during its acquisition phase, the Registrant acquired five existing apartment properties. The Registrant continues to own and operate three of these properties as North River Village Apartments was sold in December 2002. See "Item 2. Description of Properties".

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

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" of this Form 10-KSB.

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


                                   Date of
Property                           Purchase        Type of Ownership            Use

Essex Park Apartments              10/29/81  Fee ownership subject to a     Apartment
  Columbia, South Carolina                   first mortgage                 323 units

Colony House Apartments            10/31/81  Fee ownership subject to a     Apartment
  Murfreesboro, Tennessee                    first mortgage                 194 units

Willowick Apartments               06/30/82  Fee ownership subject to       Apartment
  Greenville, South Carolina                 first mortgage                 180 units

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.


                                Gross                               Method
                               Carrying Accumulated  Depreciable      of        Federal
Property                        Value   Depreciation    Life     Depreciation  Tax Basis
                                  (in thousands)                                  (in
                                                                               thousands)

Essex Park Apartments          $10,891    $ 7,155     5-36 yrs       S/L        $ 1,651

Colony House Apartments          6,818      4,368     5-36 yrs       S/L          1,092

Willowick Apartments             5,327      3,526     5-32 yrs       S/L            819

            Totals             $23,036    $15,049                               $ 3,562

See "Note A - Organization and Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                             Principal                                      Principal
                             Balance At    Stated                            Balance
                            December 31,  Interest   Period     Maturity      Due At
Property                        2002        Rate    Amortized     Date     Maturity (2)
                           (in thousands)                                 (in thousands)

Essex Park Apartments
  1st mortgage                $ 6,702      7.22%       (1)      01/01/21       $ --

Colony House Apartments
  1st mortgage                  3,378      7.22%       (1)      01/01/21          --

Willowick Apartments
  1st mortgage                  2,967      7.22%       (1)      01/01/21          --
Total                         $13,047                                          $ --

(1) The principal balance is being amortized over 240 months with the loan scheduled to be fully amortized on January 1, 2021.

(2) See "Note B - Mortgage Notes Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

On December 15, 2000, the Partnership refinanced the mortgage notes payable for Colony House Apartments, Essex Park Apartments, and Willowick Apartments. In connection with these refinancings, additional capitalized loan costs of approximately $49,000 were incurred during 2001.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property are as follows:

                                    Average Annual               Average Annual
                                     Rental Rates                  Occupancy
                                   (per unit)
 Property                        2002            2001           2002        2001

 Essex Park Apartments          $6,580          $6,844          83%          92%

 Colony House Apartments         7,459           7,937          93%          87%

 Willowick Apartments            6,122           6,357          91%          94%

The Corporate General Partner attributes the increase in occupancy at Colony House Apartments to an increase in the student population during the current year.

The decrease in occupancy at Essex House Apartments and Willowick Apartments is primarily attributable to the competitive market of the apartment industry in the Columbia and Greenville areas and an increase in the purchase of new homes by tenants due to lower interest rates.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that the properties are adequately insured. The properties are apartment complexes which lease units for lease terms of one year or less. As of December 31, 2002, no tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were as follows:

                                                2002            2002
                                              Billings          Rates
                                           (in thousands)

       Essex Park Apartments                    $162           32.25%
       Colony House Apartments                    91            4.23%
       Willowick Apartments                       80           31.09%

Capital Improvements

Colony House Apartments

The Partnership completed approximately $89,000 in capital expenditures during the year ended December 31, 2002, consisting primarily of floor covering and appliance replacements, exterior painting, air conditioning improvements, and structural improvements. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $58,000. Additional improvements may be considered in 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Essex Park Apartments

The Partnership completed approximately $229,000 in capital expenditures during the year ended December 31, 2002, consisting primarily of structural improvements, floor covering and appliance replacements and air conditioning improvements. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $97,000. Additional improvements may be considered in 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Willowick Apartments

The Partnership completed approximately $70,000 in capital expenditures during the year ended December 31, 2002, consisting primarily of air conditioning improvements, structural improvements, floor covering and appliance replacements, major landscaping and other building improvements. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $54,000. Additional improvements may be considered in 2003 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II


Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 54,800 limited partnership units aggregating $27,400,000. An additional 200 units were purchased by the Corporate General Partner. The Partnership currently has 1,193 holders of record owning an aggregate of 55,000 Units. Affiliates of the Corporate General Partner own 35,663 units or approximately 64.84% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2002 (in thousands, except per unit data).

                                                 Distributions
                                                           Per Limited
                                                           Partnership
                                           Aggregate           Unit

         01/01/01 - 12/31/01              $ 1,447 (1)        $ 26.05

         01/01/02 - 12/31/02              $ 4,723 (2)        $ 85.78

   (1)      Distributions were made from cash from operations.

   (2) Distributions were made from sale proceeds from North River Village and operations (see Item 6. Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources" for further details).

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after requiring capital improvement expenditures, to permit any additional distributions to its partners during 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 35,663 limited partnership units in the Partnership representing 64.84% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.84% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The registrant's net income for the year ended December 31, 2002, was approximately $4,065,000 compared to net income of approximately $177,000 for the year ended December 31, 2001. The increase in net income is due to gain on sale of discontinued operations resulting from the sale during the year ended December 31, 2002 of North River Village Apartments. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are wither being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations and sale of North River Village as gain (loss) from discontinued operations and gain from sale of discontinued operations, respectively.

On December 13, 2002, the Partnership sold North River Village Apartments to an unrelated third party for a gross sale price of approximately $6,800,000. The net proceeds realized by the Partnership were approximately $6,613,000 after payment of closing costs of approximately $187,000. The Partnership used approximately $1,568,000 of the net proceeds to repay the mortgages encumbering the property. The Partnership realized a gain of approximately $4,348,000 for the year ended December 31, 2002, as a result of this sale and this amount is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, a loss of approximately $222,000 and income of approximately $257,000, for the years ended December 31, 2002 and 2001, respectively, including revenues of approximately $970,000 and $1,295,000, respectively, are included in (loss) income from discontinued operations. In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS No. 145 is effective for fiscal year beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. As a result, the Partnership recorded a loss on early extinguishment of debt of approximately $116,000 for the year ended December 31, 2002 due to the write-off of unamortized loan costs, mortgage discounts and a prepayment penalty, which is also included in (loss) income from discontinued operations in the accompanying consolidated statements of operations.

The Partnership's loss from continuing operations was approximately $61,000 and $80,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in loss from continuing operations is due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total expenses is due to decreases in operating, general and administrative and interest expenses, partially offset by increases in depreciation and property tax expenses. Operating expenses decreased due to a decrease in property expense, insurance expense and maintenance expense. Property expense decreased due to a decrease in employee salaries at all three of the Partnership's investment properties and utility expenses at Colony House Apartments. Insurance expense decreased due to a decrease in insurance premiums at Essex Park Apartments and Willowick Apartments. Maintenance expense decreased due to a decrease in contract work at Colony House Apartments, contract painting and interior building repairs at Essex Park Apartments and increased capitalization of certain direct and indirect project costs, primarily payroll related costs, at all of the Partnership's properties (see "Item 7. Financial Statements, Note A - Organization and Significant Accounting Policies."). General and administrative expense decreased due to a decrease in professional fees and a decrease in the cost of services included in the management reimbursements to the Corporate General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses for the years ended December 31, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Interest expense decreased due to principal payments on the mortgages encumbering the Partnership's properties. Depreciation expense increased due to property improvements and replacements placed into service during the last twelve months. Property tax expense increased due to higher tax rates assessed at Essex Park Apartments and Willowick Apartments.

The decrease in total revenues is due to a decrease in rental income during 2002. The decrease in rental income for the year ended December 31, 2002 is primarily due to the decrease in occupancy at Essex Park Apartments and Willowick Apartments and the decrease in the average rental rate at all three investment properties, partially offset by an increase in occupancy at Colony House Apartments. Other income remained comparable for the years ended December 31, 2002 and 2001.

As part of the ongoing business plan of the Partnership, the Corporate General Partner continues to monitor the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 2002, the Registrant had cash and cash equivalents of approximately $666,000 as compared to approximately $237,000 at December 31, 2001. The increase in cash and cash equivalents of approximately $429,000 is due to approximately $6,196,000 of cash provided by investing activities and approximately $956,000 of cash provided by operating activities, partially offset by approximately $6,723,000 of cash used by financing activities. Cash provided by investing activities consisted of sale proceeds from North River Village Apartments and net withdrawals from restricted escrows partially offset by property improvements and replacements. Cash used in financing activities consisted of partnership distributions, repayments of the mortgages encumbering North River Village Apartments, prepayment penalties on the mortgages encumbering North River Village Apartments, payment on advances from affiliates and principal payments made on the mortgages encumbering the Registrant's properties partially offset by advances from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $209,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $13,047,000. The mortgages for the properties will be fully amortized on January 1, 2021.

The Partnership distributed the following amounts during the years ended December 31, 2002 and 2001 (in thousands, except per unit data):


                                                  Per                          Per
                               Year Ended       Limited      Year Ended      Limited
                              December 31,    Partnership   December 31,   Partnership
                                  2002           Unit           2001          Unit

Sale Proceeds (1)               $4,235           $ 77.00       $   --        $    --
Operations                         488              8.78        1,447          26.05
   Total                        $4,723           $ 85.78       $1,447        $ 26.05

(1) From the sale of North River Village Apartments.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners during 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 35,663 limited partnership units in the Partnership representing 64.84% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.84% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may require a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.     Financial Statements


SHELTER PROPERTIES III

LIST OF FINANCIAL STATEMENTS


      Report of Ernst & Young, LLP Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
         2001

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2002 and 2001

      Consolidated Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties III


We have audited the accompanying consolidated balance sheet of Shelter Properties III as of December 31, 2002, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties III at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64". As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 2003

                             SHELTER PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $ 666
   Receivables and deposits                                                     182
   Restricted escrows                                                            83
   Other assets                                                                 373
   Investment properties (Notes B & E):
      Land                                                     $ 945
      Buildings and related personal property                  22,091
                                                               23,036
      Less accumulated depreciation                           (15,049)        7,987
                                                                            $ 9,291

Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                       $ 184
      Tenant security deposit liabilities                                        66
      Accrued property taxes                                                    136
      Other liabilities                                                         564
      Mortgage notes payable (Notes B & E)                                   13,047

Partners' Deficit
   General partners                                            $ (70)
   Limited partners (55,000 units issued and
      outstanding)                                             (4,636)       (4,706)
                                                                            $ 9,291

            See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                          Years Ended December 31,
                                                             2002          2001
                                                                        (Restated)
Revenues:
   Rental income                                           $ 3,888       $ 4,092
   Other income                                                370           372
      Total revenues                                         4,258         4,464

Expenses:
   Operating                                                 1,877         2,068
   General and administrative                                  274           309
   Depreciation                                                858           850
   Interest                                                    972           995
   Property taxes                                              338           322
      Total expenses                                         4,319         4,544

Loss from continuing operations                                (61)          (80)

(Loss) income from discontinued operations (Note A)           (222)          257
Gain on sale of discontinued operations (Note F)             4,348            --
Net income (Note C)                                       $  4,065      $    177

Net income allocated to general partner (1%)              $     41      $      2
Net income allocated to limited partners (99%)               4,024           175
                                                          $  4,065      $    177
Per limited partnership unit:
Loss from continuing operations                           $  (1.10)     $  (1.44)
(Loss) income from discontinued operations                   (4.00)         4.62
Gain on sale of discontinued operations                      78.26            --
Net income                                                $  73.16      $   3.18

Distributions per limited partnership unit                $  85.78      $  26.05


            See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)








                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions           55,000       $     2   $ 27,500     $27,502

Partners' deficit at
  December 31, 2000                      55,000       $   (94)  $ (2,684)    $(2,778)

Distributions to partners                    --           (14)    (1,433)     (1,447)

Net income for the year ended
  December 31, 2001                          --             2        175         177

Partners' deficit at
  December 31, 2001                      55,000          (106)    (3,942)     (4,048)

Distributions to partners                    --            (5)    (4,718)     (4,723)

Net income for the year ended
  December 31, 2002                          --            41      4,024       4,065

Partners' deficit at
  December 31, 2002                      55,000      $    (70)  $ (4,636)    $(4,706)

            See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                     Years Ended
                                                                    December 31,
                                                                 2002         2001
Cash flows from operating activities:
  Net income                                                  $  4,065      $    177
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Gain from sale of discontinued operations                    (4,348)           --
   Depreciation                                                  1,107         1,085
   Amortization of loan costs and discounts                         29            30
   Loss on early extinguishment of debt                            116            --
   Change in accounts:
      Receivables and deposits                                      56           240
      Other assets                                                  13           (12)
      Accounts payable                                               3           (17)
      Tenant security deposit liabilities                          (31)           (7)
      Accrued property taxes                                      (149)           15
      Other liabilities                                             95            30

          Net cash provided by operating activities                956         1,541

Cash flows from investing activities:
  Sales proceeds received, net                                   6,613            --
  Property improvements and replacements                          (470)         (731)
  Net withdrawals from restricted escrows                           53           598

          Net cash provided by (used in) investing
            activities                                           6,196          (133)

Cash flows from financing activities:
  Payments on mortgage notes payable                              (350)         (340)
  Prepayment penalty                                               (82)           --
  Loan costs paid                                                   --           (49)
  Advances from affiliates                                         135            --
  Payment on advances from affiliates                             (135)           --
  Repayments of mortgage notes payable                          (1,568)           --
  Distributions to partners                                     (4,723)       (1,447)

          Net cash used in financing activities                 (6,723)       (1,836)

Net increase (decrease) in cash and cash equivalents               429          (428)

Cash and cash equivalents at beginning of year                     237           665

Cash and cash equivalents at end of year                       $   666       $   237

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $ 1,031       $ 1,082

            See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III

                     Notes to Consolidated Financial Statements

                                December 31, 2002


Note A - Organization and Significant Accounting Policies

Organization

Shelter Properties III (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on May 15, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021 unless terminated prior to such date. The Partnership commenced operations on October 28, 1981, and completed its acquisition of apartment properties on June 30, 1982. The Partnership operates three apartment properties located in South Carolina and Tennessee.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                                                              Years Ended
                                                              December 31,
                                                             (in thousands)
                                                           2002         2001

Net cash provided by operating activities                  $ 956      $ 1,541
   Property improvements and replacements                    (470)       (731)
   Payments on mortgage notes payable                        (354)       (340)
   Changes in restricted escrows, net                         (53)        598
   Changes in reserves for net operating assets/
      Liabilities                                             (13)       (249)
   Additional operating reserves                               --        (819)
      Net cash provided by operations                      $ 66         $ --

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

Undistributed Net Proceeds from Property Sales

At December 31, 2002 and 2001, undistributed proceeds from property sales amounted to approximately $185,000 which is payable to the general partners for related sales commissions when certain levels of return are received by the limited partners. (See "Note D").

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net income as shown in the consolidated statements of operations and consolidated changes in partners' deficit for 2002 and 2001 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income divided by 55,000 average units outstanding.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at the Partnership's incremental borrowing rate was approximately $14,154,000 at December 31, 2002.

Other Reserves

The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The change in other reserves was a decrease of approximately $13,000 and approximately $249,000 in 2002 and 2001, respectively. The amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposits liabilities, accrued taxes, and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents

Includes cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $632,000 at December 31, 2002, that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Loan Costs

Loan costs of approximately $369,000, less accumulated amortization of approximately $37,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans. Amortization expense for 2002 was approximately $25,000 and was included in interest expense. Amortization expense is expected to be approximately $18,000 for each of the years 2003 through 2007.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to rental income as incurred.

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life or more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. The Corporate General Partner relies on the annual appraisals performed by outside appraisers for the estimated value of the Partnership's properties. There are three recognized approaches or techniques available to the appraiser. When applicable, these approaches are used to process the data considered significant to each to arrive at separate value indications. In all instances the experience of the appraiser, coupled with his objective judgment, plays a major role in arriving at the conclusions of the indicated value for which the final estimate of value is made. The three approaches commonly known are the cost approach, the sales comparison approach, and the income approach. The cost approach is often not considered to be reliable due to the lack of land sales and the significant amount of depreciation and, therefore, is often not presented. Upon receipt of the appraisals, any property which is stated on the books of the Partnership above the estimated value given in the appraisal, is written down to the estimated value given by the appraiser. The appraiser assumes a stabilized occupancy at the time of the appraisal and, therefore, any impairment of value is considered to be permanent by the Corporate General Partner. No adjustments for impairment of value were recorded in the years ended December 31, 2002 and 2001.

During 2001, AIMCO, an affiliate of the Corporate General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $80,000 in 2002 compared to 2001.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $61,000 and $69,000 for the years ended December 31, 2002 and 2001, respectively, were charged to operating expense as incurred.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. As a result the consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations and sale of North River Village as (loss) income from discontinued operations and gain on sale of discontinued operations, respectively.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS No. 145 is effective for fiscal year beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. As a result, the accompanying consolidated statements of operations reflect the loss on early extinguishment of debt at North River Village in loss from discontinued operations rather than as an extraordinary loss.

Note B - Mortgage Notes Payable


                           Principal      Monthly                          Principal
                           Balance At     Payment     Stated                Balance
                          December 31,   Including   Interest  Maturity      Due At
                              2002        Interest     Rate      Date       Maturity
                               (in thousands)                            (in thousands)
Property

Essex Park Apartments
  1st mortgage              $ 6,702         $ 55       7.22%   01/01/21       $ --

Colony House Apartments
  1st mortgage                3,378            28      7.22%   01/01/21          --

Willowick Apartments
  1st mortgage                2,967            25      7.22%   01/01/21          --

Total                       $13,047        $ 108                              $ --

On December 15, 2000, the Partnership refinanced the mortgage notes payable for Colony House Apartments, Essex Park Apartments, and Willowick Apartments. In connection with these refinancings, additional capitalized loan costs of approximately $49,000 were incurred during 2001.

The mortgage notes payable are non-recourse and are secured by pledge of the apartment properties and by pledge of revenues from the apartment properties. All of the mortgage notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                                2003            $   364
                                2004                391
                                2005                420
                                2006                452
                                2007                486
                             Thereafter          10,934
                                                $13,047

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                     2002         2001

Net income as reported                             $ 4,065       $ 177
Add (deduct):
   Depreciation differences                            591          484
   Change in prepaid rental                             (1)          (5)
   Gain on sale                                      1,070           --
   Other                                               (24)          18

Federal taxable income                             $ 5,701       $ 674

Federal taxable income per limited
   partnership unit                                $102.45       $12.13

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                  Net liabilities as reported             $ (4,706)
                     Land and buildings                      3,434
                     Accumulated depreciation               (7,860)
                     Syndication fees                        3,235
                     Other                                     450

                  Net liabilities - tax basis             $ (5,447)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $279,000 and $302,000 for the years ended December 31, 2002 and 2001, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $184,000 and $456,000 for the years ended December 31, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $7,000 and $278,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of December 31, 2002, the level of return to the limited partners has not been met.

Pursuant to the Partnership Agreement and in connection with the sale of North River Village Apartments, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, $68,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $92,000 and $82,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 35,663 limited partnership units in the Partnership representing 64.84% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.84% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

Investment Properties

                                                       Initial Cost
                                                      To Partnership
                                                      (in thousands)

                                                              Buildings          Cost
                                                             and Related     Capitalized
                                                               Personal     Subsequent to
Description                        Encumbrances      Land      Property      Acquisition
                                  (in thousands)                            (in thousands)
Essex Park Apartments
 Columbia, South Carolina             $ 6,702       $ 473      $ 7,406         $ 3,012
Colony House Apartments
 Murfreesboro, Tennessee                3,378          183       4,408           2,226
Willowick Apartments
 Greenville, South Carolina             2,967          289       3,563           1,476
             Totals                   $13,047       $ 945      $15,377         $ 6,714

                          Gross Amount At Which Carried
                              At December 31, 2002
                                 (in thousands)

                            Buildings
                               And
                             Related
                             Personal         Accumulated    Date of      Date   Depreciable
Description          Land    Property  Total  Depreciation Construction Acquired Life-Years

Essex Park
 Columbia, South
  Carolina          $ 473    $10,418   $10,891  $ 7,155        1973     10/29/81    5-36
Colony House
 Murfreesboro,
   Tennessee           183     6,634     6,817    4,368     1970-1972   10/31/81    5-36

Willowick
 Greenville, South
   Carolina            289     5,039     5,328    3,526        1974     06/30/82    5-32

      Totals        $ 945    $22,091   $23,036  $15,049

Reconciliation of "investment properties and accumulated depreciation":

                                                     December 31,
                                                   2002         2001
                                                    (in thousands)
Investment Properties

Balance at beginning of year                      $28,949      $28,218
    Property improvements and replacements            470          731
    Disposal of property                           (6,383)          --

Balance at end of year                            $23,036      $28,949

Accumulated Depreciation

Balance at beginning of year                      $18,229      $17,144
    Additions charged to expense                    1,107        1,085
    Disposal of property                           (4,287)          --

Balance at end of year                            $15,049      $18,229

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is approximately $26,470,000 and $32,859,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $22,908,000 and $28,122,000, respectively.

Note F - Disposition of Investment Property

On December 13, 2002, the Partnership sold North River Village Apartments to an unrelated third party for a gross sale price of $6,800,000. The net proceeds realized by the Partnership were approximately $6,613,000 after payment of closing costs of approximately $187,000. The Partnership used approximately $1,568,000 of the net proceeds to repay the mortgages encumbering the property. The Partnership realized a gain of approximately $4,348,000 for the year ended December 31, 2002, as a result of this sale and this amount is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, a loss of approximately $222,000 and income of approximately $257,000 for the years ended December 31, 2002 and 2001, respectively, including revenues of approximately $970,000 and $1,295,000, respectively, are included in (loss) income from discontinued operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $116,000 for the year ended December 31, 2002 due to the write-off of unamortized loan costs, mortgage discounts and a prepayment penalty, which is also included in (loss) income from discontinued operations in the accompanying consolidated statements of operations.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in April, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Corporate General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Corporate General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Corporate General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Corporate General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $54,000 and non-audit services (principally tax-related) of approximately $27,000.

Item 10. Executive Compensation

Neither the director nor any officers of the Corporate General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2002, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

                                           Number of Units      Percentage

           Insignia Properties, LP              18,632            33.88%
             (an affiliate of AIMCO)
           AIMCO Properties, LP                 17,031            30.96%
             (an affiliate of AIMCO)

Insignia Properties, LP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

During the years ended December 31, 2002 and 2001, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $279,000 and $302,000 for the years ended December 31, 2002 and 2001, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $184,000 and $456,000 for the years ended December 31, 2002 and 2001, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $7,000 and $278,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of December 31, 2002, the level of return to the limited partners has not been met.

Pursuant to the Partnership Agreement and in connection with the sale of North River Village Apartments, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, $68,000 was accrued and is included in other liabilities in the accompanying consolidated balance sheet at December 31, 2002.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $92,000 and $82,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 35,663 limited partnership units in the Partnership representing 64.84% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.84% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 13.  Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index.

      (b) Reports on Form 8-K filed in the fourth quarter of 2002:

            Current Report on From 8-K filed on December 27, 2002 in connection with the sale of North River Village Apartments on December 13, 2002.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

                                    Date: March 31, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

/s/Patrick J. Foye      Executive Vice President      Date: March 31, 2003
Patrick J. Foye         and Director

/s/Thomas C. Novosel    Senior Vice President         Date: March 31, 2003
Thomas C. Novosel       and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Shelter Properties III;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 31, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President of Shelter Realty
                                    III  Corporation,  equivalent  of the  chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Shelter Properties III;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

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

10(iii)           Contracts related to refinancing the debt:

                  ****Filed as Exhibit 10(iii) (a) through (f) of Form 10QSB for quarter ended September 30, 1993, and incorporated herein by reference and incorporated herein by reference).

       (m) Multifamily Note dated December 15, 2000 between Shelter Properties III and Reilly Mortgage Group, Inc., a District of Columbia corporation securing Colony House Apartments, Essex Park Apartments, and Willowick Apartments (filed as Exhibit 10(iii)(m) on Form 8-K February 1, 2001 and incorporated herein by reference).

        (n) Multifamily Deed of Trust, Assignment of Rents, and Security Agreement dated December 15, 2000 between Shelter Properties III and Reilly Mortgage Group, Inc., a District of Columbia corporation, securing Colony House Apartments, Essex Park Apartments, and Willowick Apartments (filed as Exhibit 10(iii)(n) on Form 8-K February 1, 2001).

10(iv)            Contracts related to disposition of properties:

        (a) Purchase and Sale Contract between Registrant and Investors Realty Group, Inc., effective December 13, 2002 (filed as exhibit 10(iv)(a) on Form 8-K, December 27, 2002 and incorporated herein by reference).

        (b)       Assignment  of  Purchase  Agreement   effective  December  13,
                  2002(filed as exhibit 10(iv)(b) on Form 8-K, December 27, 2002 and incorporated herein by reference).

99.1 Certification of Chief Executive Officer and Chief Financial Officer.

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

Exhibit 99.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Shelter Properties III Limited Partnership (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 31, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 31, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.