Form 10QSB
period 2003-03-31
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2003-05-15
CIK 353282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-10260


                             SHELTER PROPERTIES III
             (Exact name of registrant as specified in its charter)



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
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                                 $   267
   Receivables and deposits                                                      157
   Restricted escrows                                                             83
   Other assets                                                                  550
   Investment properties:
      Land                                                     $ 945
      Buildings and related personal property                   22,221
                                                                23,166
      Less accumulated depreciation                            (15,268)        7,898
                                                                            $ 8,955

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 128
   Tenant security deposit liabilities                                            68
   Accrued property taxes                                                         86
   Other liabilities                                                             368
   Due to general partner                                                        253
   Mortgage notes payable                                                     12,958

Partners' Deficit
   General partners                                             $ (72)
   Limited partners (55,000 units issued and
      outstanding)                                              (4,834)       (4,906)
                                                                            $ 8,955


            See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                                Three Months Ended
                                                                       March 31,
                                                               2003             2002
Revenues:                                                                    (Restated)
   Rental income                                               $ 919           $ 1,032
   Other income                                                    69              114
      Total revenues                                              988            1,146

Expenses:
   Operating                                                      551              453
   General and administrative                                     101               87
   Depreciation                                                   219              215
   Interest                                                       232              246
   Property taxes                                                  85               89
      Total expenses                                            1,188            1,090

Net (loss) income from continuing operations                     (200)              56
Income from discontinued operations                                --               35

Net (loss) income                                             $ (200)           $ 91

Net (loss) income allocated to general partners (1%)           $ (2)             $ 1
Net (loss) income allocated to limited partners (99%)            (198)              90

                                                              $ (200)           $ 91

Per limited partnership unit:
   (Loss) income from continuing operations                   $ (3.60)         $ 1.01
   Income from discontinued operations                             --             0.63

Net (loss) income                                             $ (3.60)         $ 1.64

            See Accompanying Notes to Consolidated Financial Statements


                               SHELTER PROPERTIES III
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         55,000          $ 2        $27,500    $27,502

Partners' deficit at
   December 31, 2002                   55,000         $ (70)      $(4,636)   $(4,706)

Net loss for the three months
   ended March 31, 2003                    --             (2)        (198)      (200)

Partners' deficit at
   March 31, 2003                      55,000         $ (72)      $(4,834)   $(4,906)

            See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2003         2002
Cash flows from operating activities:
  Net (loss) income                                                $ (200)       $ 91
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Depreciation                                                      219          276
     Amortization of loan costs                                          5            8
     Change in accounts:
      Receivables and deposits                                          25           12
      Other assets                                                    (182)         (82)
      Accounts payable                                                 (56)         (15)
      Tenant security deposit liabilities                                2           (3)
      Accrued property taxes                                           (50)        (175)
      Other liabilities                                                 57          150
         Net cash (used in) provided by operating activities          (180)         262

Cash flows used in investing activities:
  Property improvements and replacements                              (130)        (106)

Cash flows used in financing activities:
  Payments on mortgage notes payable                                   (89)         (70)

Net (decrease) increase in cash and cash equivalents                  (399)          86

Cash and cash equivalents at beginning of period                       666          237

Cash and cash equivalents at end of period                          $ 267        $ 323

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 235        $ 213

            See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of North River Village Apartments as income from discontinued operations.

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "Net cash (used in) provided by operating activities" in the accompanying consolidated statements of cash flows to "Net cash from operations", as defined in the Partnership Agreement. However, "Net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                         For the Three Months Ended
                                                                  March 31,
                                                              2003            2002
                                                               (in thousands)
Net cash (used in) provided by operating activities         $ (180)          $ 262
  Payments on mortgage notes payable                           (89)            (70)
  Property improvements and replacements                      (130)           (106)
  Changes in reserves for net operating assets                 204             113
  Additional reserves                                           --             (91)

     Net cash from operations                               $ (195)          $ 108

The Corporate General Partner believed it to be in the best interest of the Partnership to use cash from operations of approximately $195,000 at March 31, 2003 to fund continuing capital improvements and repairs in order for the properties to remain competitive.

The Corporate General Partner reserved approximately $91,000 at March 31, 2002, to fund capital improvements and repairs at the Partnership's three investment properties.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2003 and 2002, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $47,000 and $74,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $47,000 and $60,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $3,000 and $1,000 for the three months ended March 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of March 31, 2003, the level of return to the limited partners has not been met and the balance is included in due to general partner in the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement and in connection with the sale of North River Village Apartments in 2002, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, $68,000 was accrued and is included in due to general partner in the accompanying consolidated balance sheet at March 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During 2003 and 2002 the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $59,000 and $92,000, respectively.

Note D - Disposition of Investment Property

On December 13, 2002, the Partnership sold North River Village Apartments to an unrelated third party for a gross sale price of $6,800,000. The net proceeds realized by the Partnership were approximately $6,613,000 after payment of closing costs of approximately $187,000. The Partnership used approximately $1,568,000 of the net proceeds to repay the mortgages encumbering the property. The Partnership realized a gain of approximately $4,348,000 for the year ended December 31, 2002, as a result of this sale. The property's operations, income of approximately $35,000 and revenues of approximately $288,000 for the three months ended March 31, 2002 are included in income from discontinued operations.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2003 and 2002:

                                                            Average
                                                           Occupancy
       Property                                        2003          2002

       Essex Park Apartments
          Columbia, South Carolina (1)                 81%            88%

       Colony House Apartments
          Murfeesboro, Tennessee                       93%            94%

       Willowick Apartments
          Greenville, South Carolina                   89%            91%

(1) The Corporate General Partner attributes the decrease in occupancy at Essex Park Apartments to the transfer of military reservists and a favorable home buying market.

Results of Operations

The Partnership's net loss was approximately $200,000 for the three months ended March 31, 2003 compared to net income of approximately $91,000 for the corresponding period in 2002. The decrease in net income is due to a decrease in total revenues and an increase in total expenses. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of North River Village Apartments as income from discontinued operations.

On December 13, 2002, the Partnership sold North River Village Apartments to an unrelated third party for a gross sale price of $6,800,000. The net proceeds realized by the Partnership were approximately $6,613,000 after payment of closing costs of approximately $187,000. The Partnership used approximately $1,568,000 of the net proceeds to repay the mortgages encumbering the property. The Partnership realized a gain of approximately $4,348,000 for the year ended December 31, 2002, as a result of this sale. The property's operations, income of approximately $35,000 for the three months ended March 31, 2002 and revenues of approximately $288, are included in income from discontinued operations.

Excluding the discontinued operations, the Partnership realized a loss from continuing operations of approximately $200,000 for the three months ended March 31, 2003 compared to net income from continuing operations of approximately $56,000 for the corresponding period in 2002. The decrease in net income is due to a decrease in total revenues and an increase in total expenses. Total revenues decreased due to a decrease in rental income and other income. Rental income decreased due to a decrease in average occupancy and average rental rates at all three of the Partnership's investment properties. Other income decreased due to a decrease in late charges at all three of the investment properties and a decrease in utility reimbursements and corporate housing revenue at Essex Park Apartments.

Total expenses increased due to increases in operating and general and administrative expenses, partially offset by a decrease in interest expense. Operating expense increased due to an increase in maintenance expenses. Maintenance expense increased due to increases in contract labor and painting supplies at all three investment properties. Interest expense decreased due to the scheduled payments on the mortgages encumbering the investment properties.

General and administrative expenses increased due to an increase in taxes, fees and licenses related to the sale of North River Village Apartments. Included in general and administrative expense during the three months ended March 31, 2003 and 2002 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environments of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $267,000 compared to approximately $323,000 at March 31, 2002. Cash and cash equivalents decreased approximately $399,000 from December 31, 2002 due to approximately $180,000, $130,000, and $89,000 of cash used in operating, investing, and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned at each of the Partnership's properties are detailed below.

Essex Park Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $76,000 of capital improvements at Essex Park Apartments, consisting primarily of building and structural upgrades, and floor covering, appliance, and water heater replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $50,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of parking lot upgrades, pool improvements, appliances, building improvements, and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Colony House Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $27,000 of capital improvements at Colony House Apartments, consisting primarily of water heaters and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $50,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering replacements, appliances, cabinets, fencing, and air conditioning units. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Willowick Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $27,000 of capital improvements at Willowick Apartments, consisting primarily of floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $95,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of parking lot upgrades, structural enhancements, appliances, building improvements, and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $12,958,000 is amortized over 240 months and is scheduled to be fully amortized in January 2021.

No distributions were made during the three months ended March 31, 2003 and 2002.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the combined general partner interests in the Partnership, AIMCO and its affiliates owned 35,663 limited partnership units in the Partnership representing 64.84% of the outstanding units at March 31, 2003. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.84% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Corporate General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Corporate General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Corporate General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Corporate General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  99 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports  on Form 8-K filed  during the  quarter  ended  March 31,
               2003:

                  Current report on Form 8-K/A dated December 13, 2002 and filed on February 26, 2003 disclosing the unaudited pro forma financial statements of the Registrant due to the sale of North River Village Apartments.

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


                                    Date: May 15, 2003

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


Date:  May 15, 2003

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


Date:  May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties III (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 15, 2003

                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 15, 2003

This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.