Form 10QSB
period 2003-09-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2003-11-13
CIK 353282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                 For the quarterly period ended September 30, 2003


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
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                 $   164
   Receivables and deposits                                                      145
   Restricted escrow                                                              83
   Other assets                                                                  583
   Investment properties:
      Land                                                     $ 945
      Buildings and related personal property                   22,495
                                                                23,440
      Less accumulated depreciation                            (15,706)        7,734
                                                                            $ 8,709

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 19
   Tenant security deposit liabilities                                            75
   Accrued property taxes                                                        258
   Other liabilities                                                             293
   Due to general partner                                                        253
   Mortgage notes payable                                                     12,776

Partners' Deficit
   General partners                                             $ (73)
   Limited partners (55,000 units issued and
      outstanding)                                              (4,892)       (4,965)
                                                                            $ 8,709

            See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                        Three Months Ended            Nine Months Ended
                                          September 30,                 September 30,
                                       2003           2002           2003           2002
                                                   (Restated)                    (Restated)
Revenues:
  Rental income                        $ 999         $ 967         $ 2,857        $ 2,962
  Other income                             88           105            239            296
       Total revenues                   1,087         1,072          3,096          3,258

Expenses:
  Operating                               558           527          1,522          1,427
  General and administrative               50            66            212            218
  Depreciation                            214           209            657            643
  Interest                                236           242            705            732
  Property taxes                           87            80            259            246
       Total expenses                   1,145         1,124          3,355          3,266

Loss from continuing operations           (58)          (52)          (259)            (8)
Income from discontinued
  operations                               --            27             --             91

Net (loss) income                      $ (58)        $ (25)         $ (259)         $ 83

Net (loss) income allocated
  to general partners (1%)             $ (1)          $ --           $ (3)          $ 1
Net (loss) income allocated
  to limited partners (99%)               (57)          (25)          (256)            82

                                       $ (58)        $ (25)         $ (259)         $ 83
Per limited partnership unit:
  Loss from continuing
    operations                        $ (1.03)      $ (0.95)       $ (4.65)       $ (0.15)
  Income from discontinued
    operations                             --          0.49             --           1.64

Net (loss) income                     $ (1.03)      $ (0.46)       $ (4.65)        $ 1.49

Distribution per limited
  partnership unit                     $ --          $ 4.00          $ --          $ 5.95

            See Accompanying Notes to Consolidated Financial Statements


                               SHELTER PROPERTIES III
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         55,000          $ 2        $27,500    $27,502

Partners' deficit at
   December 31, 2002                   55,000         $ (70)      $(4,636)   $(4,706)

Net loss for the nine months
   ended September 30, 2003                --             (3)        (256)      (259)

Partners' deficit at
   September 30, 2003                  55,000         $ (73)      $(4,892)   $(4,965)

            See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                     2003       2002
Cash flows from operating activities:
  Net (loss) income                                                $ (259)      $ 83
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                     657          830
     Amortization of discounts and loan costs                          14           22
     Change in accounts:
      Receivables and deposits                                         37           55
      Other assets                                                   (224)         (26)
      Accounts payable                                               (165)          --
      Tenant security deposit liabilities                               9           (3)
      Accrued property taxes                                          122           21
      Other liabilities                                               (18)         160
         Net cash provided by operating activities                    173        1,142

Cash flows used in investing activities:
  Property improvements and replacements                             (404)        (347)

Cash flows from financing activities:
   Payments on mortgage notes payable                                (271)        (255)
   Distributions to partners                                           --         (330)
         Net cash used in financing activities                       (271)        (585)

Net (decrease) increase in cash and cash equivalents                 (502)         210

Cash and cash equivalents at beginning of period                      666          237

Cash and cash equivalents at end of period                         $ 164        $ 447

Supplemental disclosure of cash flow information:
 Cash paid for interest                                            $ 737        $ 753

            See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The non-corporate general partner, AIMCO Properties, L.P., is also an affiliate of AIMCO. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of North River Village Apartments as income from discontinued operations due to its sale in December 2002.

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

                                                       For the Nine Months Ended
                                                             September 30,
                                                             2003         2002
                                                               (in thousands)
Net cash provided by operating activities                    $ 173       $1,142
  Payments on mortgage notes payable                          (271)        (255)
  Property improvements and replacements                      (404)        (347)
  Changes in reserves for net operating assets                 239         (207)
  Additional reserves                                           --         (333)
     Net cash used in operations                            $ (263)        $ --

For the nine months ended September 30, 2003, the Corporate General Partner believed it to be in the best interest of the Partnership to use cash from operations of approximately $263,000 to fund continuing capital improvements and repairs in order for the properties to remain competitive. For the nine months ended September 30, 2002, the Corporate General Partner reserved approximately $333,000 to fund capital improvements and repairs at the Partnership's three investment properties.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner are entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $149,000 and $210,000 for the nine months ended September 30, 2003 and 2002, respectively, which are included in operating expenses and income from discontinued operations.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $119,000 and $150,000 for the nine months ended September 30, 2003 and 2002, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $3,000 for the nine months ended September 30, 2003. Fees for the same period in 2002 were less than $1,000. The construction management service fees are calculated based on a percentage of current year additions to the investment properties.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of September 30, 2003, the level of return to the limited partners has not been met and the balance is included in due to general partner in the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement and in connection with the sale of North River Village Apartments in 2002, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, $68,000 was accrued and is included in due to general partner in the accompanying consolidated balance sheet at September 30, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $59,000 and $92,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Disposition of Investment Property

On December 13, 2002, the Partnership sold North River Village Apartments to an unrelated third party for a gross sale price of $6,800,000. The net proceeds realized by the Partnership were approximately $6,613,000 after payment of closing costs of approximately $187,000. The Partnership used approximately $1,568,000 of the net proceeds to repay the mortgages encumbering the property. The Partnership realized a gain of approximately $4,348,000 for the year ended December 31, 2002, as a result of this sale. The property's operations, income of approximately $27,000 and $91,000 and revenues of approximately $297,000 and $859,000 for the three and nine months ended September 30, 2002, respectively, are included in income from discontinued operations.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Corporate General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Corporate General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2003 and 2002:

                                                            Average
                                                           Occupancy
       Property                                        2003          2002

       Essex Park Apartments
          Columbia, South Carolina                     85%            83%

       Colony House Apartments
          Murfeesboro, Tennessee                       95%            93%

       Willowick Apartments
          Greenville, South Carolina                   90%            92%

Results of Operations

The Partnership's net loss was approximately $58,000 and $259,000 for the three and nine months ended September 30, 2003, respectively, compared to a net loss of approximately $25,000 for the three months ended September 30, 2002 and net income of approximately $83,000 for the nine months ended September 30, 2002. The increase in net loss for the three months ended September 30, 2003 is due to a decrease in income from discontinued operations and an increase in total expenses, partially offset by an increase in total revenues. The decrease in net income for the nine months ended September 30, 2003 is due to a decrease in income from discontinued operations, a decrease in total revenues, and an increase in total expenses.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2002 to reflect the operations of North River Village Apartments as income from discontinued operations due to its sale in December 2002.

On December 13, 2002, the Partnership sold North River Village Apartments to an unrelated third party for a gross sale price of $6,800,000. The net proceeds realized by the Partnership were approximately $6,613,000 after payment of closing costs of approximately $187,000. The Partnership used approximately $1,568,000 of the net proceeds to repay the mortgages encumbering the property. The Partnership realized a gain of approximately $4,348,000 for the year ended December 31, 2002, as a result of this sale. The property's operations, income of approximately $27,000 and $91,000 for the three and nine months ended September 30, 2002, respectively, and revenues of approximately $297,000 and $859,000, respectively, are included in income from discontinued operations.

Excluding the discontinued operations, the Partnership realized a loss from continuing operations of approximately $58,000 and $52,000, respectively, for the three months ended September 30, 2003 and 2002, and a loss from continuing operations of approximately $259,000 and $8,000 for the nine months ended September 30, 2003 and 2002, respectively. The increase in loss from continuing operations for the three months ended September 30, 2003 is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in loss from continuing operations for the nine months ended September 30, 2003 is due to a decrease in total revenues and an increase in total expenses. The increase in total revenues for the three months ended September 30, 2003 is due to an increase in rental income caused by an increase in occupancy at all three investment properties partially offset by a decrease in other income. The decrease in total revenues for the nine months ended September 30, 2003 is due to decreases in both rental and other income. Rental income decreased due to a decrease in average rental rates at all three of the Partnership's investment properties and a decrease in occupancy at Willowick Apartments, partially offset by increases in occupancy at Colony House and Essex Park Apartments. Other income decreased for the nine months ended September 30, 2003, primarily due to decreases in utility reimbursements and corporate housing revenue at Essex Park Apartments. Other income decreased for the three months ended September 30, 2003 primarily due to decreases in utility reimbursements.

The increase in total expenses for the three months ended September 30, 2003 is due to an increase in operating expense. The increase in total expenses for the nine months ended September 30, 2003 is due to an increase in operating expense, partially offset by a decrease in interest expense. The increase in operating expense for the three and nine months ended September 30, 2003 is primarily due to an increase in contract maintenance expense at all of the properties, partially offset by a decrease in property management fees as a result of the decrease in rental income. Interest expense decreased due to the scheduled payments on the mortgages encumbering the investment properties.

Included in general and administrative expense for the three and nine months ended September 30, 2003 and 2002 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environments of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $164,000 compared to approximately $447,000 at September 30, 2002. Cash and cash equivalents decreased approximately $502,000 from December 31, 2002 due to approximately $404,000 of cash used in investing activities and approximately $271,000 of cash used in financing activities, partially offset by approximately $173,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Essex Park Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $257,000 of capital improvements at Essex Park Apartments, consisting primarily of interior decoration, building and structural upgrades, parking area and swimming pool upgrades and floor covering, appliance, and water heater replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $21,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of pool improvements and appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Colony House Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $64,000 of capital improvements at Colony House Apartments, consisting primarily of water heater installations, plumbing upgrades, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $14,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of floor covering, appliance, cabinet, fencing, and air conditioning unit replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Willowick Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $83,000 of capital improvements at Willowick Apartments, consisting primarily of electrical upgrades, major landscaping, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $14,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of parking lot upgrades, structural enhancements, building improvements, and floor covering and appliance replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the properties of approximately $12,776,000 is amortized over 240 months and is scheduled to be fully amortized in January 2021.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                                       Per Limited                        Per Limited
                  Nine Months Ended    Partnership    Nine Months Ended   Partnership
                  September 30, 2003       Unit       September 30, 2002      Unit

Operations               $ --              $ --             $ 330            $ 5.95

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

Other

In addition to its indirect ownership of the combined general partner interests in the Partnership, AIMCO and its affiliates owned 35,663 limited partnership units (the "Units") in the Partnership representing 64.84% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and Units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 64.84% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Corporate General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Corporate General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Corporate General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Corporate General Partner the claims will not result in any material liability to the Partnership.

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

               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 12, 2003

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

Date:  November 12, 2003

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties III (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003

                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.