Form 10KSB
period 2003-12-31
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2004-03-29
CIK 353282

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                    For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $4,345,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1981 and 1982, during its acquisition phase, the Partnership acquired five existing apartment properties. One property was sold in 1986 and a second property was sold in 2002. The Partnership continues to own and operate three of these properties. See "Item 2. Description of Properties".

Commencing September 2, 1981, the Partnership offered pursuant to a Registration Statement filed with the Securities and Exchange Commission up to 54,800 Units of Limited Partnership Interest (the "Units") at a purchase price of $500 per Unit with a minimum purchase of 10 Units ($5,000). An additional 200 Units were purchased by the Corporate General Partner.

The offering terminated on March 22, 1982. Upon termination of the offering, the Partnership had accepted subscriptions for 55,000 Units, including 200 Units purchased by the Corporate General Partner, for an aggregate of $27,500,000. The Partnership invested approximately $21,000,000 of such proceeds in five existing apartment properties. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The Partnership has no employees. Management and administrative services are performed by the Corporate General Partner and by agents retained by the Corporate General Partner. An affiliate of the Corporate General Partner has been providing such property management services.

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Corporate General Partner, in such market area, could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Corporate General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and, competition for the apartments is local.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:

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

                             Gross                                  Method
                            Carrying    Accumulated  Depreciable      of        Federal
Property                     Value      Depreciation    Life     Depreciation  Tax Basis
                               (in thousands)                                (in thousands)

Essex Park Apartments       $11,221       $ 7,519     5-36 yrs       S/L        $ 1,736

Colony House Apartments       6,931         4,565     5-36 yrs       S/L            946

Willowick Apartments          5,438         3,759     5-32 yrs       S/L            816

         Totals             $23,590       $15,843                               $ 3,498

See "Note A - Organization and Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                             Principal                                      Principal
                             Balance At    Stated                            Balance
                            December 31,  Interest   Period     Maturity      Due At
Property                        2003        Rate    Amortized     Date     Maturity (2)
                           (in thousands)                                 (in thousands)

Essex Park Apartments
  1st mortgage                $ 6,515      7.22%       (1)      01/01/21       $  --

Colony House Apartments
  1st mortgage                  3,283      7.22%       (1)      01/01/21          --

Willowick Apartments
  1st mortgage                  2,885      7.22%       (1)      01/01/21          --
Total                         $12,683                                          $  --

(1) The principal balance is being amortized over 240 months with the loan scheduled to be fully amortized on January 1, 2021.

(2) See "Note B - Mortgage Notes Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2003 and 2002 for each property are as follows:

                                    Average Annual               Average Annual
                                     Rental Rates                  Occupancy
                                   (per unit)
 Property                        2003            2002           2003        2002

 Essex Park Apartments          $ 6,275         $ 6,580         86%          83%

 Colony House Apartments          7,528           7,459         95%          93%

 Willowick Apartments             5,977           6,122         91%          91%

The Corporate General Partner attributes the increase in occupancy at Essex House Apartments to an increase in marketing and a more stable customer base.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that the properties are adequately insured. The properties are apartment complexes which lease units for lease terms of one year or less. As of December 31, 2003, no tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were as follows:

                                                2003            2003
                                              Billings          Rates
                                           (in thousands)

       Essex Park Apartments                    $187           37.18%
       Colony House Apartments                    97            4.52%
       Willowick Apartments                       80           31.09%

Capital Improvements

Essex Park Apartments

The Partnership completed approximately $330,000 of capital improvements during the year ended December 31, 2003, consisting primarily of structural improvements, maintenance equipment, floor covering and appliance replacements and air conditioning improvements. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $178,000. Additional capital improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Colony House Apartments

The Partnership completed approximately $265,000 of capital improvements during the year ended December 31, 2003, consisting primarily of floor covering and appliance replacements, plumbing improvements, and building repairs. In addition, the property experienced a casualty related to hail damage resulting in required capital expenditures. These improvements were funded primarily from operating cash flow and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $107,000. Additional capital improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Willowick Apartments

The Partnership completed approximately $110,000 of capital improvements during the year ended December 31, 2003, consisting primarily of major landscaping, structural upgrades, and floor covering and appliance replacements. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $99,000. Additional capital improvements may be considered during 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Corporate General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 54,800 limited partnership units aggregating $27,400,000. An additional 200 units were purchased by the Corporate General Partner. The Partnership currently has 1,153 holders of record owning an aggregate of 55,000 Units. Affiliates of the Corporate General Partner own 36,260 units or approximately 65.93% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                               Year Ended     Per Limited    Year Ended    Per Limited
                              December 31,    Partnership   December 31,   Partnership
                                  2003           Unit           2002          Unit

Sale Proceeds (1)                 $ --           $ --          $4,235        $77.00
Operations                           --             --            488          8.78
   Total                          $ --           $ --          $4,723        $85.78

(1) From the sale of North River Village Apartments in December 2002.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners during 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,260 limited partnership units (the "Units") in the Partnership representing 65.93% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.93% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2003 was approximately $136,000 compared to net income of approximately $4,065,000 for the year ended December 31, 2002. The decrease in net income is due to an increase in total expenses and the recognition of a gain on sale of discontinued operations in 2002 partially offset by an increase in total revenues and a decrease in loss from discontinued operations.

On December 13, 2002, the Partnership sold North River Village Apartments to an unrelated third party for a gross sale price of $6,800,000. The net proceeds realized by the Partnership were approximately $6,613,000 after payment of closing costs of approximately $187,000. The Partnership used approximately $1,568,000 of the net proceeds to repay the mortgages encumbering the property. The Partnership realized a gain of approximately $4,348,000 for the year ended December 31, 2002, as a result of this sale. The property's operations, a loss of approximately $222,000, including revenues of approximately $970,000, for the year ended December 31, 2002 are included in loss from discontinued operations. The Partnership recorded a loss on early extinguishment of debt of approximately $116,000 for the year ended December 31, 2002 due to the write-off of unamortized loan costs, mortgage discounts and a prepayment penalty, which is also included in loss from discontinued operations in the accompanying consolidated statements of operations.

Excluding the discontinued operations, the Partnership realized a loss from continuing operations of approximately $136,000 and $61,000, respectively, for the for the years ended December 31, 2003 and 2002. The increase in loss from continuing operations for the year ended December 31, 2003 is due to an increase in total expenses, partially offset by an increase in total revenues. The increase in total revenues for the year ended December 31, 2003 is due to the recognition of a casualty gain at Colony House Apartments partially offset by decreases in rental and other income. Rental income decreased due to decreases in the average rental rates at Essex Park and Willowick Apartments and an increase in concessions at Colony House and Willowick Apartments partially offset by increases in occupancy at Essex Park and Colony House Apartments. Other income decreased due to decreases in lease cancellation fees at Colony House Apartments and corporate housing revenue at Essex Park Apartments.

During the year ended December 31, 2003, the Partnership recorded a casualty gain of approximately $179,000 at Colony House Apartments due to damage from a hail storm. The casualty gain was the result of the receipt of insurance proceeds of approximately $244,000 offset by approximately $65,000 of undepreciated property improvements and replacements being written off. Subsequent to December 31, 2003, the Partnership received approximately $46,000 of additional insurance proceeds related to this casualty.

The increase in total expenses for the year ended December 31, 2003 is due to increases in operating, depreciation and property tax expenses, partially offset by decreases in interest and general and administrative expenses. The increase in operating expense is primarily due to increases in payroll and payroll related costs and contract maintenance expense at Essex Park and Willowick Apartments, partially offset by a decrease in property management fees as a result of the decrease in rental income. Depreciation expense increased as a result of property improvements and replacements being placed into service at the properties during the past twelve months. Property tax expense increased due to an increase in the tax rate at Essex Park Apartments. Interest expense decreased due to the scheduled payments on the mortgages encumbering the investment properties.

General and administrative expense decreased due to a decrease in professional fees associated with the administration of the Partnership. Included in general and administrative expense for the years ended December 31, 2003 and 2002 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

As part of the ongoing business plan of the Partnership, the Corporate General Partner continues to monitor the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $192,000 compared to approximately $666,000 at December 31, 2002. The decrease in cash and cash equivalents of approximately $474,000 is due to approximately $557,000 of cash used in investing activities and $364,000 of cash used in financing activities partially offset by $447,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows partially offset by insurance proceeds received. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $384,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering all of the properties of approximately $12,683,000 is amortized over 240 months and is scheduled to be fully amortized in January 2021.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                               Year Ended     Per Limited    Year Ended    Per Limited
                              December 31,    Partnership   December 31,   Partnership
                                  2003           Unit           2002          Unit

Sale Proceeds (1)                 $ --           $ --          $4,235        $77.00
Operations                           --             --            488          8.78
   Total                          $ --           $ --          $4,723        $85.78

(1) From the sale of North River Village Apartments in December 2002.

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners during 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,260 limited partnership units (the "Units") in the Partnership representing 65.93% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.93% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements


SHELTER PROPERTIES III

LIST OF FINANCIAL STATEMENTS

     Report of Ernst & Young, LLP Independent Auditors

     Consolidated Balance Sheet - December 31, 2003

     Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

     Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

     Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

     Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Shelter Properties III


We have audited the accompanying consolidated balance sheet of Shelter Properties III as of December 31, 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties III at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP



Greenville, South Carolina
February 27, 2004

                             SHELTER PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
   Cash and cash equivalents                                                 $ 192
   Receivables and deposits                                                      143
   Restricted escrows                                                            179
   Other assets                                                                  550
   Investment properties (Notes B & E):
      Land                                                     $ 945
      Buildings and related personal property                   22,645
                                                                23,590
      Less accumulated depreciation                            (15,843)        7,747
                                                                            $ 8,811

Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                        $ 45
      Tenant security deposit liabilities                                         75
      Accrued property taxes                                                     328
      Other liabilities                                                          269
      Due to affiliate (Note D)                                                  253
      Mortgage notes payable (Note B)                                         12,683

Partners' Deficit
   General partners                                            $ (71)
   Limited partners (55,000 units issued and
      outstanding)                                              (4,771)       (4,842)
                                                                            $ 8,811

           See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                             Years Ended December 31,
                                                                2003          2002
Revenues:
  Rental income                                               $ 3,850        $ 3,888
  Other income                                                    316            370
  Casualty gain (Note F)                                          179             --
      Total revenues                                            4,345          4,258

Expenses:
  Operating                                                     2,049          1,877
  General and administrative                                      248            274
  Depreciation                                                    880            858
  Interest                                                        939            972
  Property taxes                                                  365            338
      Total expenses                                            4,481          4,319

Loss from continuing operations                                  (136)           (61)

Loss from discontinued operations                                  --           (222)
Gain on sale of discontinued operations (Note G)                   --          4,348
Net (loss) income (Note C)                                     $ (136)       $ 4,065

Net (loss) income allocated to general partner (1%)             $ (1)         $ 41
Net (loss) income allocated to limited partners (99%)            (135)         4,024
                                                               $ (136)       $ 4,065
Per limited partnership unit:
  Loss from continuing operations                             $ (2.45)       $ (1.10)
  Loss from discontinued operations                                --          (4.00)
  Gain on sale of discontinued operations                          --          78.26
      Net (loss) income                                       $ (2.45)       $ 73.16

Distributions per limited partnership unit                      $ --         $ 85.78


           See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES III

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                        Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            55,000        $ 2       $27,500    $27,502

Partners' deficit at
  December 31, 2001                       55,000         (106)     (3,942)    (4,048)

Distributions to partners                     --           (5)     (4,718)    (4,723)

Net income for the year ended
  December 31, 2002                           --           41       4,024      4,065

Partners' deficit at
  December 31, 2002                       55,000          (70)     (4,636)    (4,706)

Net loss for the year ended
  December 31, 2003                           --           (1)       (135)      (136)

Partners' deficit at
  December 31, 2003                       55,000       $ (71)     $(4,771)   $(4,842)


           See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Years Ended
                                                                    December 31,
                                                                 2003         2002
Cash flows from operating activities:
  Net (loss) income                                             $ (136)      $ 4,065
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Gain from sale of discontinued operations                       --       (4,348)
     Casualty gain                                                 (179)          --
     Depreciation                                                   880        1,107
     Amortization of loan costs and discounts                        18           29
     Loss on early extinguishment of debt                            --          116
     Change in accounts:
      Receivables and deposits                                       39           56
      Other assets                                                 (195)          13
      Accounts payable                                             (139)           3
      Tenant security deposit liabilities                             9          (31)
      Accrued property taxes                                        192         (149)
      Other liabilities                                             (42)          95
          Net cash provided by operating activities                 447          956

Cash flows from investing activities:
  Net proceeds from sale of investment property                      --        6,613
  Insurance proceeds                                                244           --
  Property improvements and replacements                           (705)        (470)
  Net (deposits to) withdrawals from restricted escrows             (96)          53
          Net cash (used in) provided by investing
            activities                                             (557)       6,196

Cash flows from financing activities:
  Payments on mortgage notes payable                               (364)        (350)
  Prepayment penalty                                                 --          (82)
  Advances from affiliates                                           --          135
  Payment on advances from affiliates                                --         (135)
  Repayments of mortgage notes payable                               --       (1,568)
  Distributions to partners                                          --       (4,723)
          Net cash used in financing activities                    (364)      (6,723)

Net (decrease) increase in cash and cash equivalents               (474)         429

Cash and cash equivalents at beginning of year                      666          237

Cash and cash equivalents at end of year                         $ 192        $ 666

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 967       $ 1,031


           See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES III

                     Notes to Consolidated Financial Statements

                                December 31, 2003


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

Principles of Consolidation

The financial statements include all of the accounts of the Partnership and its 99.99% owned partnership. The Corporate General Partner of the consolidated partnerships is Shelter Realty III Corporation. Shelter Realty III Corporation may be removed as the general partner of the consolidated partnership by the Partnership; therefore, the consolidated partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

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

                                                              Years Ended
                                                              December 31,
                                                             (in thousands)
                                                           2003         2002

Net cash provided by operating activities                  $ 447       $ 956
  Property improvements and replacements                     (705)       (470)
  Payments on mortgage notes payable                         (364)       (350)
  Changes in restricted escrows, net                          (96)         53
  Changes in reserves for net operating assets/
    liabilities                                               136          13
  Additional operating reserves                                --        (202)
Net cash used in operations                               $ (582)       $ --

For the year ended December 31, 2002,  the Corporate  General  Partner  reserved
approximately   $202,000  to  fund  capital  improvements  and  repairs  at  the
Partnership's three investment properties.

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

Undistributed Net Proceeds from Property Sales

At December 31, 2003 undistributed proceeds from property sales amounted to approximately $253,000 which is payable to the general partners for related sales commissions when certain levels of return are received by the limited partners. (See "Note D").

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net (loss) income as shown in the consolidated statements of operations and consolidated statements of changes in partners' deficit for 2003 and 2002 were allocated 99% to the limited partners and 1% to the general partners. Net income per limited partnership unit for each such year was computed as 99% of net income (loss) divided by 55,000 average units outstanding.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at the Partnership's incremental borrowing rate was approximately $13,711,000 at December 31, 2003.

Other Reserves

The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The change in other reserves was an increase of approximately $136,000 and $13,000 in 2003 and 2002, respectively. The amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposits liabilities, accrued taxes, and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $171,000 at December 31, 2003, that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Loan Costs

Loan costs of approximately $369,000, less accumulated amortization of approximately $55,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans. Amortization expense for 2003 was approximately $18,000 and is included in interest expense. Amortization expense is expected to be approximately $18,000 for each of the years 2004 through 2008.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the Corporate General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Investment Properties

Investment properties consist of three apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life or more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2003 and 2002.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $83,000 and $61,000 for the years ended December 31, 2003 and 2002, respectively, were charged to operating expense as incurred.

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

Note B - Mortgage Notes Payable

                           Principal      Monthly                          Principal
                           Balance At     Payment     Stated                Balance
                          December 31,   Including   Interest  Maturity      Due At
                              2003        Interest     Rate      Date       Maturity
                               (in thousands)                            (in thousands)
Property
Essex Park Apartments
  1st mortgage              $ 6,515         $ 55       7.22%   01/01/21       $  --

Colony House Apartments
  1st mortgage                3,283            28      7.22%   01/01/21          --

Willowick Apartments
  1st mortgage                2,885            25      7.22%   01/01/21          --

Total                       $12,683        $ 108                              $  --

The mortgage notes payable are non-recourse and are secured by pledge of the apartment properties and by pledge of revenues from the apartment properties. All of the mortgage notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2003 are as follows (in thousands):

                                2004            $   391
                                2005                420
                                2006                452
                                2007                486
                                2008                522
                             Thereafter          10,412
                                                $12,683

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable income (in thousands, except per unit data):

                                                     2003         2002

Net (loss) income as reported                       $ (136)     $ 4,065
Add (deduct):
  Depreciation differences                             380          591
  Change in prepaid rental                              13           (1)
  Gain on sale                                          --        1,070
  Other                                               (216)         (24)

Federal taxable income                               $ 41       $ 5,701

Federal taxable income per limited
  partnership unit                                  $ 0.75      $102.45

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                  Net liabilities as reported              $(4,842)
                     Land and buildings                      3,317
                     Accumulated depreciation               (7,566)
                     Syndication fees                        3,235
                     Other                                     449

                  Net liabilities - tax basis              $(5,407)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2003 and 2002, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $205,000 and $279,000 for the years ended December 31, 2003 and 2002, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $176,000 and $184,000 for the years ended December 31, 2003 and 2002, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $21,000 and $7,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of December 31, 2003, the level of return to the limited partners has not been met and this amount is included in due to affiliates in the accompanying consolidated balance sheet at December 31, 2003.

Pursuant to the Partnership Agreement and in connection with the sale of North River Village Apartments, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, $68,000 was accrued and is included in due to affiliates in the accompanying consolidated balance sheet at December 31, 2003.

Subsequent to December 31, 2003 and in accordance with the Partnership Agreement, an affiliate of the Corporate General Partner loaned the Partnership approximately $135,000 to aid in the payment of property taxes at Essex Park Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2003 and 2002, the Partnership paid AIMCO and its affiliates approximately $59,000 and $92,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,260 limited partnership units (the "Units") in the Partnership representing 65.93% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.93% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

Investment Properties

                                                       Initial Cost
                                                      To Partnership
                                                      (in thousands)

                                                              Buildings          Cost
                                                             and Related     Capitalized
                                                               Personal     Subsequent to
Description                        Encumbrances      Land      Property      Acquisition
                                  (in thousands)                            (in thousands)
Essex Park Apartments
  Columbia, South Carolina            $ 6,515       $ 473      $ 7,406         $ 3,342
Colony House Apartments
  Murfreesboro, Tennessee               3,283          183       4,408           2,340
Willowick Apartments
  Greenville, South Carolina            2,885          289       3,563           1,586
             Totals                   $12,683       $ 945      $15,377         $ 7,268


                          Gross Amount At Which Carried
                              At December 31, 2003
                                 (in thousands)

                            Buildings
                               And
                             Related
                             Personal         Accumulated    Date of      Date   Depreciable
Description          Land    Property  Total  Depreciation Construction Acquired Life-Years

Essex Park
 Columbia, South
  Carolina          $ 473    $10,748   $11,221  $ 7,519        1973     10/29/81    5-36
Colony House
 Murfreesboro,
   Tennessee           183     6,748   6,931      4,565     1970-1972   10/31/81    5-36
Willowick
 Greenville, South
   Carolina            289     5,149   5,438      3,759        1974     06/30/82    5-32

      Totals        $ 945    $22,645   $23,590  $15,843

Reconciliation of "investment properties and accumulated depreciation":

                                                     December 31,
                                                   2003         2002
                                                    (in thousands)
Investment Properties
Balance at beginning of year                      $23,036      $28,949
  Property improvements and replacements              705          470
  Sale of investment property                          --       (6,383)
  Disposal of property                               (151)          --
Balance at end of year                            $23,590      $23,036

Accumulated Depreciation
Balance at beginning of year                      $15,049      $18,229
  Additions charged to expense                        880        1,107
  Sale of investment property                          --       (4,287)
  Disposal of property                                (86)          --
Balance at end of year                            $15,843      $15,049

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is approximately $26,907,000 and $26,470,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $23,409,000 and $22,908,000, respectively.

Note F - Casualty

During the year ended December 31, 2003, the Partnership recorded a casualty gain of approximately $179,000 at Colony House Apartments due to damage from a hail storm. The casualty gain was the result of the receipt of insurance proceeds of approximately $244,000 offset by approximately $65,000 of undepreciated property improvements and replacements being written off. Subsequent to December 31, 2003, the Partnership received approximately $46,000 of additional insurance proceeds related to this casualty.

Note G - Disposition of Investment Property

On December 13, 2002, the Partnership sold North River Village Apartments to an unrelated third party for a gross sale price of $6,800,000. The net proceeds realized by the Partnership were approximately $6,613,000 after payment of closing costs of approximately $187,000. The Partnership used approximately $1,568,000 of the net proceeds to repay the mortgages encumbering the property. The Partnership realized a gain of approximately $4,348,000 for the year ended December 31, 2002, as a result of this sale and this amount is included in gain on sale of discontinued operations in the accompanying consolidated statements of operations. The property's operations, a loss of approximately $222,000 for the year ended December 31, 2002, including revenues of approximately $970,000 is included in loss from discontinued operations. The Partnership recorded a loss on early extinguishment of debt of approximately $116,000 for the year ended December 31, 2002 due to the write-off of unamortized loan costs, mortgage discounts and a prepayment penalty, which is also included in loss from discontinued operations in the accompanying consolidated statements of operations.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Corporate General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons Compliance with Section 16(a) of the Exchange Act

The Partnership has no officers or directors. The Corporate General Partner is Shelter Realty III Corporation. The names and ages of, as well as the position and offices held by, the present directors and officers of the Corporate General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Corporate General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Corporate General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Corporate General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Corporate General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles  Cortez was  appointed  Executive  Vice  President,  General  Counsel  and
Secretary of the Corporate General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Corporate General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Corporate General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors nor any officers of the Corporate General Partner received any remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2003, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Limited Partnership Units of the Partnership.

                                           Number of Units      Percentage

           AIMCO IPLP, L.P.                     18,632            33.88%
             (an affiliate of AIMCO)
           AIMCO Properties, LP                 17,628            32.05%
             (an affiliate of AIMCO)

AIMCO IPLP, L.P. (formerly known as Insignia Properties, L.P.) is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

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

During the years ended December 31, 2003 and 2002, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $205,000 and $279,000 for the years ended December 31, 2003 and 2002, respectively.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $176,000 and $184,000 for the years ended December 31, 2003 and 2002, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $21,000 and $7,000 for the years ended December 31, 2003 and 2002, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. Pursuant to the Partnership Agreement, this liability cannot be paid until certain levels of returns are received by the limited partners. As of December 31, 2003, the level of return to the limited partners has not been met and this amount is included in due to affiliates in the accompanying consolidated balance sheet at December 31, 2003.

Pursuant to the Partnership Agreement and in connection with the sale of North River Village Apartments, the Corporate General Partner is entitled to a commission of up to 1% for its assistance in the sale. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met, and accordingly, $68,000 was accrued and is included in due to affiliates in the accompanying consolidated balance sheet at December 31, 2003.

Subsequent to December 31, 2003 and in accordance with the Partnership Agreement, an affiliate of the Corporate General Partner loaned the Partnership approximately $135,000 to aid in the payment of property taxes at Essex Park Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2003 and 2002, the Partnership paid AIMCO and its affiliates approximately $59,000 and $92,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,260 limited partnership units (the "Units") in the Partnership representing 65.93% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 65.93% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index.

      (b)   Reports on Form 8-K filed in the fourth quarter of 2003:

            None.

Item 14.    Principal Accounting Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $53,000 and $37,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $25,000 and $24,000, respectively.

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


                                    SHELTER PROPERTIES III


                                    By:   Shelter Realty III Corporation
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President and
                                          Chief Accounting Officer


                                    Date: March 29, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date: March 29, 2004
Thomas M. Herzog              Chief Accounting Officer

                             Shelter Properties III

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

       (b) Purchase Agreement dated July 31, 1981, between Southern Associated Limited Partnership and U.S. Shelter Corporation to purchase Essex Park Apartments.**

                  **Filed as Exhibits 12(a) and 12(b),respectively, to Amendment No. 1 of Registration Statement No. 2-72567 of Registrant filed September 2, 1981 and incorporated herein by reference.

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

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99     (a)        Prospectus of Registrant dated September 2,1981  [included in
                  Registration  Statement No. 2-72567,   of   Registrant]   and
                  incorporated herein by reference.

       (b) Agreement of Limited Partnership for North River Village III between Shelter III GP Limited Partnership and Shelter Properties III entered into April 30, 1992. [Filed as Exhibit 28(b) to Form 10-KSB of Registrant for year ended December 31, 1992 and incorporated herein by reference.]

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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


Date:  March 29, 2004

                                 /s/Martha L. Long
                                 Martha L. Long
                                 Senior Vice  President of Shelter Realty III
                                 Corporation,   equivalent   of   the   chief
                                 executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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


Date: March 29, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice  President and Chief  Accounting
                                    Officer of Shelter  Realty III  Corporation,
                                    equivalent of the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Shelter Properties III Limited Partnership (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.