Form 10QSB
period 2004-03-31
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2004-05-13
CIK 353282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended March 31, 2004


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
                        (in thousands, except unit data)

                                 March 31, 2004


Assets
   Cash and cash equivalents                                                  $ 75
   Receivables and deposits                                                      135
   Restricted escrows                                                             84
   Other assets                                                                  665
   Investment properties:
      Land                                                     $ 945
      Buildings and related personal property                   22,863
                                                                23,808
      Less accumulated depreciation                            (16,069)        7,739
                                                                            $ 8,698

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 68
   Tenant security deposit liabilities                                            73
   Accrued property taxes                                                         94
   Other liabilities                                                             295
   Due to affilate (Note C)                                                      374
   Mortgage notes payable                                                     12,588

Partners' Deficit
   General partners                                             $ (71)
   Limited partners (55,000 units issued and
      outstanding)                                              (4,723)       (4,794)
                                                                            $ 8,698


        See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                                                Three Months Ended
                                                                       March 31,
                                                               2004             2003
Revenues:
   Rental income                                               $ 998            $ 919
   Other income                                                    84               69
   Casualty gain (Note D)                                          47               --
      Total revenues                                            1,129              988

Expenses:
   Operating                                                      454              551
   General and administrative                                      72              101
   Depreciation                                                   226              219
   Interest                                                       234              232
   Property taxes                                                  95               85
      Total expenses                                            1,081            1,188

Net income (loss)                                              $ 48            $ (200)

Net income (loss) allocated to general partners (1%)           $ --             $ (2)
Net income (loss) allocated to limited partners (99%)              48             (198)

                                                               $ 48            $ (200)

Net income (loss) per limited partnership unit                $ 0.87           $ (3.60)


        See Accompanying Notes to Consolidated Financial Statements


                           SHELTER PROPERTIES III
           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         55,000          $ 2        $27,500    $27,502

Partners' deficit at
   December 31, 2003                   55,000         $ (71)      $(4,771)   $(4,842)

Net income for the three months
   ended March 31, 2004                    --             --           48         48

Partners' deficit at
   March 31, 2004                      55,000         $ (71)      $(4,723)   $(4,794)


        See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2004         2003
Cash flows from operating activities:
  Net income (loss)                                                 $ 48        $ (200)
  Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
     Depreciation                                                      226          219
     Amortization of loan costs                                          5            5
     Casualty gain                                                     (47)          --
     Change in accounts:
      Receivables and deposits                                           8           25
      Other assets                                                    (120)        (182)
      Accounts payable                                                  23          (56)
      Tenant security deposit liabilities                               (2)           2
      Accrued property taxes                                          (234)         (50)
      Due to affiliate                                                  55           --
      Other liabilities                                                 26           57
         Net cash used in operating activities                         (12)        (180)

Cash flows from investing activities:
  Property improvements and replacements                              (218)        (130)
  Net withdrawals from restricted escrows                               95           --
  Insurance proceeds received                                           47           --
         Net cash used in investing activities                         (76)        (130)

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (95)         (89)
  Advances from affiliate                                              135           --
  Repayment of advances from affiliate                                 (69)          --
         Net cash used in financing activities                         (29)         (89)

Net decrease in cash and cash equivalents                             (117)        (399)
Cash and cash equivalents at beginning of period                       192          666

Cash and cash equivalents at end of period                          $ 75         $ 267

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 192        $ 235

        See Accompanying Notes to Consolidated Financial Statements


                           SHELTER PROPERTIES III
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "Net cash used in operating activities" in the accompanying consolidated statements of cash flows to "Net cash from operations", as defined in the Partnership Agreement. However, "Net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                         For the Three Months Ended
                                                                  March 31,
                                                              2004            2003
                                                               (in thousands)
Net cash used in operating activities                        $ (12)         $ (180)
  Payments on mortgage notes payable                           (95)            (89)
  Property improvements and replacements                      (218)           (130)
  Change in restricted excrows                                   95              --
  Changes in reserves for net operating assets                 244             204
  Additional reserves                                          (14)             --
     Net cash from operations                                $ --           $ (195)

For the three months ended March 31, 2004, the Corporate General Partner reserved approximately $14,000 to fund capital improvements and repairs at the Partnership's properties.

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2004 and 2003, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $53,000 and $47,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $98,000 and $47,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $43,000 and $3,000 for the three months ended March 31, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties. At March 31, 2004, the Partnership owed approximately $55,000 for accountable administrative expenses which is included in due to affiliate on the accompanying consolidated balance sheet.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. In connection with the sale of North River Village Apartments in 2002, the Corporate General Partner earned a commission of $68,000 for its assistance in the sale. Payment of such commissions is subordinate to the limited partners receiving a cumulative 7% return on their investment. As of March 31, 2004, the level of return to the limited partners has not been met and the balance of approximately $253,000 is included in due to affiliate on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, an affiliate of the Corporate General Partner advanced the Partnership approximately $135,000 during the three months ended March 31, 2004 to assist with the payment of property taxes at Essex Park Apartments. During the three months ended March 31, 2004, the Partnership made a payment on this advance of approximately $69,000. Interest on advances is charged at the prime rate plus 2%. Interest expense for this loan was approximately $1,000 for the three months ended March 31, 2004. At March 31, 2004, the Partnership owed an affiliate of the Corporate General Partner approximately $66,000 in advances and accrued interest. No such advances or payments were made during the three months ended March 31, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $38,000. The Partnership was charged approximately $59,000 for 2003.

Note D - Casualty

In May 2003, one of the Partnership's investment properties, Colony House Apartments, incurred damages as a result of a hail storm. During the year ended December 31, 2003, approximately $151,000 of fixed assets and approximately $86,000 of accumulated depreciation were written off resulting in a net write off of approximately $65,000. During 2003, the property received approximately $244,000 in proceeds from the insurance company to repair the damage and recognized a casualty gain of approximately $179,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the three months ended March 31, 2004, the Partnership received additional proceeds of approximately $47,000 which were recognized as a casualty gain. Subsequent to March 31, 2004, the Partnership received additional proceeds of approximately $44,000.

Note E - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2004 and 2003:

                                                             Average
                                                            Occupancy
       Property                                        2004          2003

       Essex Park Apartments
          Columbia, South Carolina (1)                 88%            81%

       Colony House Apartments
          Murfeesboro, Tennessee                       95%            93%

       Willowick Apartments
          Greenville, South Carolina                   91%            89%

(1) The Corporate General Partner attributes the increase in occupancy at Essex Park Apartments to increased retention efforts from property management and a more stable customer base.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environments of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net income was approximately $48,000 for the three months ended March 31, 2004 compared to a net loss of approximately $200,000 for the corresponding period in 2003. The decrease in net loss is due to an increase in total revenues and a decrease in total expenses. Total revenues increased due to increased rental and other income and due to a casualty gain recognized in 2004. Rental income increased due to increased average rental rates at Colony House and Essex Park Apartments and increased occupancy at all of the Partnership's properties. Other income increased due to increased late charges at Essex Park Apartments and increased lease cancellation fees at all of the Partnership's properties.

In May 2003, one of the Partnership's investment properties, Colony House Apartments, incurred damages as a result of a hail storm. During the year ended December 31, 2003, approximately $151,000 of fixed assets and approximately $86,000 of accumulated depreciation were written off resulting in a net write off of approximately $65,000. During 2003, the property received approximately $244,000 in proceeds from the insurance company to repair the damage and recognized a casualty gain of approximately $179,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the three months ended March 31, 2004, the Partnership received additional proceeds of approximately $47,000 which were recognized as a casualty gain. Subsequent to March 31, 2004, the Partnership received additional proceeds of approximately $44,000.

Total expenses decreased due to decreases in operating and general and administrative expenses. Operating expenses decreased due to a decrease in maintenance expense. Maintenance expense decreased due to decreases in contract labor at Essex Park and Colony House Apartments and painting supplies at Colony House Apartments.

General and administrative expenses decreased due to a decrease in taxes, fees, and licenses, which were paid in 2003 and related to the sale of North River Village in 2002. Included in general and administrative expense during the three months ended March 31, 2004 and 2003 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $75,000 compared to approximately $267,000 at March 31, 2003. Cash and cash equivalents decreased approximately $117,000 from December 31, 2003 due to approximately $12,000, $76,000 and $29,000 of cash used in operating, investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows and insurance proceeds received. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's properties and repayment of advances to an affiliate partially offset by advances received from an affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

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

Essex Park Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $11,000 of capital improvements at Essex Park Apartments, consisting primarily of structural upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $169,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Colony House Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $201,000 of capital improvements at Colony House Apartments consisting primarily of floor covering and appliance replacements and building repairs related to damage from a hail storm. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $72,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Willowick Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $6,000 of capital improvements at Willowick Apartments, consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $93,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $12,588,000 is amortized over 240 months and is scheduled to be fully amortized in January 2021.

No distributions were made during the three months ended March 31, 2004 and 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during the remainder of 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,370 limited partnership units (the "Units") in the Partnership representing 66.13% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.13% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

            b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

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


                                    Date: May 13, 2004

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


Date:  May 13, 2004

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


Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties III Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.