Form 10QSB
period 2004-06-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2004-08-13
CIK 353282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS


                             SHELTER PROPERTIES III
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004

Assets
   Cash and cash equivalents                                                 $ 132
   Receivables and deposits                                                      153
   Restricted escrows                                                             84
   Other assets                                                                  622
   Investment properties:
      Land                                                     $ 945
      Buildings and related personal property                   22,983
                                                                23,928
      Less accumulated depreciation                            (16,285)        7,643
                                                                            $ 8,634

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 127
   Tenant security deposit liabilities                                            78
   Accrued property taxes                                                        167
   Other liabilities                                                             320
   Due to affilate (Note C)                                                      338
   Mortgage notes payable                                                     12,491

Partners' Deficit
   General partners                                             $ (71)
   Limited partners (55,000 units issued and
      outstanding)                                              (4,816)       (4,887)
                                                                            $ 8,634


        See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                        Three Months Ended            Six Months Ended
                                             June 30,                     June 30,
                                       2004           2003           2004           2003
Revenues:
  Rental income                        $ 967         $ 939         $ 1,965        $ 1,858
  Other income                            106            82            190            151
  Casualty gain (Note D)                   39            --             86             --
       Total revenues                   1,112         1,021          2,241          2,009

Expenses:
  Operating                               607           413          1,061            964
  General and administrative               61            61            133            162
  Depreciation                            233           224            459            443
  Interest                                231           237            465            469
  Property taxes                           73            87            168            172
       Total expenses                   1,205         1,022          2,286          2,210

Net loss                               $ (93)         $ (1)         $ (45)         $ (201)

Net loss allocated to general
  partners (1%)                        $ (1)          $ --           $ --           $ (2)
Net loss allocated to limited
  partners (99%)                          (92)           (1)           (45)          (199)

                                       $ (93)         $ (1)         $ (45)         $ (201)

Net loss per limited
  partnership unit                    $ (1.67)      $ (0.02)       $ (0.82)       $ (3.62)


        See Accompanying Notes to Consolidated Financial Statements


                           SHELTER PROPERTIES III
           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         55,000          $ 2        $27,500    $27,502

Partners' deficit at
   December 31, 2003                   55,000         $ (71)      $(4,771)   $(4,842)

Net loss for the six months
   ended June 30, 2004                     --             --          (45)       (45)

Partners' deficit at
   June 30, 2004                       55,000         $ (71)      $(4,816)   $(4,887)


        See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                     2004         2003
Cash flows from operating activities:
  Net loss                                                         $ (45)      $ (201)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
     Depreciation                                                     459          443
     Amortization of loan costs                                         9            9
     Casualty gain                                                    (86)          --
     Change in accounts:
      Receivables and deposits                                        (10)          42
      Other assets                                                    (81)        (264)
      Accounts payable                                                 82         (164)
      Tenant security deposit liabilities                               3            9
      Accrued property taxes                                         (161)          36
      Other liabilities                                                51           66
      Due to affiliate                                                 19           --
         Net cash provided by (used in) operating activities          240          (24)

Cash flows from investing activities:
  Property improvements and replacements                             (360)        (216)
  Net insurance proceeds received                                      91           --
  Net withdrawals from restricted escrows                              95           --
         Net cash used in investing activities                       (174)        (216)

Cash flows from financing activities:
   Payments on mortgage notes payable                                (192)        (179)
   Advances received from affiliate                                   135           --
   Repayment of advances from affiliate                               (69)          --
         Net cash used in financing activities                       (126)        (179)

Net decrease in cash and cash equivalents                             (60)        (419)

Cash and cash equivalents at beginning of period                      192          666

Cash and cash equivalents at end of period                         $ 132        $ 247

Supplemental disclosure of cash flow information:
 Cash paid for interest                                            $ 419        $ 468

        See Accompanying Notes to Consolidated Financial Statements


                           SHELTER PROPERTIES III
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by (used in) operating activities" in the accompanying consolidated statements of cash flows to "Net cash from operations", as defined in the Partnership Agreement. However, "Net cash from operations" should not be considered an alternative to net income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

                                                          For the Six Months Ended
                                                                   June 30,
                                                             2004            2003
                                                               (in thousands)
Net cash provided by (used in) operating activities          $ 240           $ (24)
  Payments on mortgage notes payable                          (192)           (179)
  Property improvements and replacements                      (360)           (216)
  Change in restricted escrow                                   95              --
  Changes in reserves for net operating assets                  97             275
     Net cash used in operations                            $ (120)         $ (144)

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

During the six months ended June 30, 2004 and 2003, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $106,000 and $96,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $137,000 and $80,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately
$43,000 and $3,000 for the six months ended June 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties. At June 30, 2004, the Partnership owed approximately $18,000 for accountable administrative expenses which is included in due to affiliate.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. In connection with the sale of North River Village Apartments in 2002, the Corporate General Partner earned a commission of $68,000 for its assistance in the sale. Payment of such commissions is subordinate to the limited partners receiving a cumulative 7% return on their investment. As of June 30, 2004, the level of return to the limited partners has not been met and the balance of approximately $253,000 is included in due to affiliate.

Pursuant to the Partnership Agreement, an affiliate of the Corporate General Partner advanced the Partnership approximately $135,000 during the six months ended June 30, 2004 to assist with the payment of property taxes at Essex Park Apartments. During the six months ended June 30, 2004, the Partnership made a payment on this advance of approximately $69,000. Interest on advances is charged at the prime rate plus 2%. Interest expense for this loan was approximately $2,000 for the six months ended June 30, 2004. At June 30, 2004, the Partnership owed an affiliate of the Corporate General Partner approximately $67,000 in advances and accrued interest, which is included in due to affiliate. No such advances or payments were made during the six months ended June 30, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2004 and 2003, the Partnership paid AIMCO and its affiliates approximately $38,000 and $59,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty

In May 2003, one of the Partnership's investment properties, Colony House Apartments, incurred damages as a result of a hail storm. During the year ended December 31, 2003, approximately $151,000 of fixed assets and approximately $86,000 of accumulated depreciation were written off resulting in a net write off of approximately $65,000. During 2003, the property received approximately $244,000 in proceeds from the insurance company to repair the damage and recognized a casualty gain of approximately $179,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the six months ended June 30, 2004, the Partnership received additional proceeds of approximately $91,000 and wrote off approximately $5,000 of additional net assets which resulted in an additional gain of approximately $86,000.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.
Note E - Contingencies (continued)

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of three apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2004 and 2003:

                                                             Average
                                                            Occupancy
       Property                                        2004          2003

       Essex Park Apartments
          Columbia, South Carolina (1)                 87%            84%

       Colony House Apartments
          Murfeesboro, Tennessee                       92%            94%

       Willowick Apartments (1)
          Greenville, South Carolina                   92%            89%

(1) The Corporate General Partner attributes the increase in occupancy at Essex Park and Willowick Apartments to increased retention efforts from property management and a more stable customer base.

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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2004 was approximately $93,000 and $45,000, respectively, compared to net loss of approximately $1,000 and $201,000 for the corresponding periods in 2003. The increase in net loss for the three month period is due to an increase in total expenses partially offset by an increase in total revenues. The decrease in net loss for the six month period is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues for the three and six months ended June 30, 2004 increased due to increases in rental and other income and due to a casualty gain recognized in 2004. Rental income increased due to increases in average rental rates at Colony House and Essex Park Apartments and occupancy at Essex Park and Willowick Apartments. Other income increased due to increases in late charges at Essex Park Apartments and lease cancellation fees at all of the Partnership's investment properties.

In May 2003, one of the Partnership's investment properties, Colony House Apartments, incurred damages as a result of a hail storm. During the year ended December 31, 2003, approximately $151,000 of fixed assets and approximately $86,000 of accumulated depreciation were written off resulting in a net write off of approximately $65,000. During 2003, the property received approximately $244,000 in proceeds from the insurance company to repair the damage and recognized a casualty gain of approximately $179,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the six months ended June 30, 2004, the Partnership received additional proceeds of approximately $91,000 and wrote off approximately $5,000 of additional net assets which resulted in an additional gain of approximately $86,000.

Total expenses increased for the three months ended June 30, 2004 due to increases in operating and depreciation expenses partially offset by a decrease in property tax expense. Total expenses increased for the six months ended June 30, 2004 due to increases in operating and depreciation expenses partially offset by a decrease in general and administrative expense. Operating expenses for both periods increased due to increases in property expenses and management fees. Property expenses increased due to an increase in payroll and related benefits at all of Partnership's investment properties. Management fees increased due to an increase in rental income at the investment properties. Depreciation expense for both periods increased due to capital improvements and replacements placed into service during the past twelve months at all of the Partnership's investment properties. Property tax expense decreased for the three months ended June 30, 2004 due to an adjustment to the property tax accrual at Colony House Apartments.

General and administrative expense decreased for the six months ended June 30, 2004 due to a decrease in taxes and licenses. Included in general and administrative expense during the six months ended June 30, 2004 and 2003 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $132,000 compared to approximately $247,000 at June 30, 2003. Cash and cash equivalents decreased approximately $60,000 from December 31, 2003 due to approximately $174,000 and $126,000 of cash used in investing and financing activities, respectively, partially offset by approximately $240,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows and insurance proceeds received. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's properties and repayment of advances to an affiliate partially offset by advances received from an affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Essex Park Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $70,000 of capital improvements at Essex Park Apartments, consisting primarily of structural upgrades and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $106,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Colony House Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $246,000 of capital improvements at Colony House Apartments consisting primarily of floor covering and appliance replacements and building repairs related to damage from a hail storm. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $46,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and the anticipated cash flow generated by the property.

Willowick Apartments

During  the  six  months  ended  June  30,  2004,  the   Partnership   completed
approximately $44,000 of capital improvements at Willowick Apartments, consisting primarily of floor covering and appliance replacements and furniture and fixtures. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $55,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $12,491,000 is amortized over 240 months and is scheduled to be fully amortized in January 2021.

No distributions were made during the six months ended June 30, 2004 and 2003.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,370 limited partnership units (the "Units") in the Partnership representing 66.13% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.13% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K filed during the quarter ended June 30, 2004:

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



                                    SHELTER PROPERTIES III


                                    By:   Shelter Realty III Corporation
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  August 13, 2004

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


I, Stephen B. Waters, certify that:


1.    I have reviewed this quarterly report on Form 10-QSB of Shelter Properties
      III;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice  President  of  Shelter  Realty III
                                    Corporation,  equivalent  of  the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties III Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.