Form 10QSB
period 2004-09-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2004-11-15
CIK 353282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 2004


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
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                 $ 133
   Receivables and deposits                                                      135
   Restricted escrow                                                              84
   Other assets                                                                  543
   Assets held for sale (Note A)                                               2,515
   Investment properties:
      Land                                                     $ 762
      Buildings and related personal property                   16,143
                                                                16,905
      Less accumulated depreciation                            (11,738)        5,167
                                                                            $ 8,577

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 124
   Tenant security deposit liabilities                                            59
   Accrued property taxes                                                        194
   Other liabilities                                                             300
   Due to affiliate (Note C)                                                     379
   Mortgage notes payable                                                      9,184
   Liabilities related to assets held for sale (Note A)                        3,301

Partners' Deficit
   General partners                                             $ (72)
   Limited partners (55,000 units issued and
      outstanding)                                              (4,892)       (4,964)
                                                                            $ 8,577

         See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                        Three Months Ended            Nine Months Ended
                                          September 30,                 September 30,
                                       2004           2003           2004           2003
                                                   (Restated)                    (Restated)
Revenues:
  Rental income                        $ 667         $ 654         $ 1,979        $ 1,895
  Other income                             82            69            232            180
       Total revenues                     749           723          2,211          2,075

Expenses:
  Operating                               398           393          1,163          1,042
  General and administrative               46            50            179            212
  Depreciation                            150           145            459            444
  Interest                                172           175            517            520
  Property taxes                           70            57            200            168
       Total expenses                     836           820          2,518          2,386

Loss from continuing operations           (87)          (97)           (307)         (311)
Income from discontinued
  operations (Note A)                      10            39             185            52

Net loss                               $ (77)        $ (58)         $ (122)        $ (259)

Net loss allocated
  to general partners (1%)             $ (1)          $ (1)          $ (1)          $ (3)
Net loss allocated
  to limited partners (99%)               (76)          (57)          (121)          (256)

                                       $ (77)        $ (58)         $ (122)        $ (259)
Per limited partnership unit:
Loss from continuing operations       $ (1.56)      $ (1.74)       $ (5.53)       $ (5.59)
Income from discontinued
  operations                             0.18          0.71           3.33           0.94
                                      $ (1.38)      $ (1.03)       $ (2.20)       $ (4.65)

         See Accompanying Notes to Consolidated Financial Statements


                            SHELTER PROPERTIES III
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         55,000          $ 2        $27,500    $27,502

Partners' deficit at
   December 31, 2003                   55,000         $ (71)      $(4,771)   $(4,842)

Net loss for the nine months
   ended September 30, 2004                --             (1)        (121)      (122)

Partners' deficit at
   September 30, 2004                  55,000         $ (72)      $(4,892)   $(4,964)

         See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                    2004        2003
Cash flows from operating activities:
  Net loss                                                         $ (122)     $ (259)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                     683          657
     Amortization of loan costs                                        14           14
     Casualty gain                                                    (86)          --
     Change in accounts:
      Receivables and deposits                                          8           37
      Other assets                                                    (97)        (224)
      Accounts payable                                                 34         (165)
      Tenant security deposit liabilities                               3            9
      Accrued property taxes                                          (60)         122
      Other liabilities                                                31          (18)
      Due to affiliate                                                 60           --
         Net cash provided by operating activities                    468          173

Cash flows from investing activities:
  Property improvements and replacements                             (488)        (404)
  Net insurance proceeds received                                      91           --
  Net withdrawals from restricted escrows                              95           --
         Net cash used in investing activities                       (302)        (404)

Cash flows from financing activities:
   Payments on mortgage notes payable                                (291)        (271)
   Advances received from affiliate                                   135           --
   Repayment of advances from affiliate                               (69)          --
         Net cash used in financing activities                       (225)        (271)

Net decrease in cash and cash equivalents                             (59)        (502)

Cash and cash equivalents at beginning of period                      192          666

Cash and cash equivalents at end of period                         $ 133        $ 164

Supplemental disclosure of cash flow information:
 Cash paid for interest                                            $ 662        $ 737

 Supplemental disclosure of non-cash flow information:
  Property improvements and replacements in accounts payable        $ 45        $ --


         See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statements of operations have been restated as of January 1, 2003 to reflect the operations of Colony House Apartments as income from discontinued operations due to its sale to a third party subsequent to September 30, 2004.

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


                                                          For the Nine Months Ended
                                                                   September 30,
                                                              2004           2003
                                                                  (in thousands)
Net cash provided by operating activities                    $ 468           $ 173
  Payments on mortgage notes payable                          (291)           (271)
  Property improvements and replacements                      (488)           (404)
  Change in restricted escrow                                   95              --
  Changes in reserves for net operating assets                  21             239
     Net cash used in operations                            $ (195)         $ (263)

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the nine months ended September 30, 2004 and 2003, affiliates of the Corporate General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $159,000 and $149,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the Corporate General Partner charged for reimbursement of accountable administrative expenses amounting to approximately $176,000 and $119,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $43,000 and $3,000 for the nine months ended September 30, 2004 and 2003, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties. At September 30, 2004, the Partnership owed approximately $58,000 for accountable administrative expenses which is included in due to affiliate.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. In connection with the sale of North River Village Apartments in 2002, the Corporate General Partner earned a commission of $68,000 for its assistance in the sale. Payment of such commissions is subordinate to the limited partners receiving a cumulative 7% return on their investment. As of September 30, 2004, the level of return to the limited partners has not been met and the balance of approximately $253,000 is included in due to affiliate.

Pursuant to the Partnership Agreement, an affiliate of the Corporate General Partner advanced the Partnership approximately $135,000 during the nine months ended September 30, 2004 to assist with the payment of property taxes at Essex Park Apartments. During the nine months ended September 30, 2004, the Partnership made a payment on this advance of approximately $69,000. Interest on advances is charged at the prime rate plus 2%, or 6.75% at September 30, 2004. Interest expense for this loan was approximately $3,000 for the nine months ended September 30, 2004. At September 30, 2004, the Partnership owed an affiliate of the Corporate General Partner approximately $68,000 in advances and accrued interest, which is included in due to affiliate. Subsequent to September 30, 2004, an affiliate of the Corporate General Partner advanced the Partnership approximately $34,000 to fund capital improvements at Willowick Apartments. No such advances or payments were made during the nine months ended September 30, 2003.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership paid AIMCO and its affiliates approximately $66,000 and $59,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty

In May 2003, one of the Partnership's investment properties, Colony House Apartments, incurred damages as a result of a hail storm. During the year ended December 31, 2003, approximately $151,000 of fixed assets and approximately $86,000 of accumulated depreciation were written off resulting in a net write off of approximately $65,000. During 2003, the property received approximately $244,000 in proceeds from the insurance company to repair the damage and recognized a casualty gain of approximately $179,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the nine months ended September 30, 2004, the Partnership received additional proceeds of approximately $91,000 and wrote off approximately $5,000 of additional net assets which resulted in an additional gain of approximately $86,000. This amount is included in income from discontinued operations.

Note E - Subsequent Event

Subsequent to September 30, 2004, the Partnership sold Colony House Apartments to a third party, for net proceeds of approximately $7,161,000 after payment of closing costs. The Partnership used approximately $3,199,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership anticipates that it will recognize a gain on the sale of approximately $4,427,000. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $89,000 as a result of unamortized loan costs being written off. As a result of this sale, the accompanying consolidated statement of operations have been restated as of January 1, 2003 to reflect the operations of Colony House Apartments as income from discontinued operations. Included in income from discontinued operations are revenues generated by the property of approximately $1,135,000 and $1,021,000 for the nine months ended September 30, 2004 and 2003, respectively.

Note F - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes, excluding one property that sold subsequent to September 30, 2004. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2004 and 2003:

                                                            Average
                                                           Occupancy
       Property                                        2004          2003

       Essex Park Apartments
          Columbia, South Carolina (1)                 88%            85%

       Willowick Apartments
          Greenville, South Carolina                   91%            90%

(1) The Corporate General Partner attributes the increase in occupancy at Essex Park Apartments to increased retention efforts from property management and a more stable customer base.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environments of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2004 was approximately $77,000 and $122,000, respectively, compared to net loss of approximately $58,000 and $259,000 for the corresponding periods in 2003. The increase in net loss for the three month period is due to a decrease in income from discontinued operations and an increase in total expenses partially offset by an increase in total revenues. The decrease in net loss for the nine month period is due to an increase in total revenues and an increase in income from discontinued operations partially offset by an increase in total expenses.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the accompanying consolidated statements of operations have been restated as of January 1, 2003 to reflect the operations of Colony House Apartments as income from discontinued operations due to its sale to a third party subsequent to September 30, 2004. The income from discontinued operations includes revenues of approximately $1,135,000 and $1,021,000 for the nine months ended September 30, 2004 and 2003, respectively.

In May 2003, one of the Partnership's investment properties, Colony House Apartments, incurred damages as a result of a hail storm. During the year ended December 31, 2003, approximately $151,000 of fixed assets and approximately $86,000 of accumulated depreciation were written off resulting in a net write off of approximately $65,000. During 2003, the property received approximately $244,000 in proceeds from the insurance company to repair the damage and recognized a casualty gain of approximately $179,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the nine months ended September 30, 2004, the Partnership received additional proceeds of approximately $91,000 and wrote off approximately $5,000 of additional net assets which resulted in an additional gain of approximately $86,000. This amount is included in income from discontinued operations.

Excluding the income from discontinued operations, the Partnership's loss from continuing operations was approximately $87,000 and $307,000 for the three and nine months ended September 30, 2004, respectively, compared to loss from continuing operations of approximately $97,000 and $311,000 for the corresponding periods in 2003. The decrease in loss from continuing operations for both periods is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues for the three and nine months ended September 30, 2004 increased due to increases in rental and other income. Rental income increased due to increases in the average rental rates at Essex Park Apartments and in occupancy at Essex Park Apartments partially offset by an increase in bad debt expense at Essex Park Apartments. Other income increased due to an increase in lease cancellation fees at both of the Partnership's investment properties and an increase in late charges at Essex Park Apartments.

Total expenses for both periods increased due to increases in operating, depreciation and property tax expenses partially offset by a decrease in general and administrative expense. Operating expenses for both periods increased due to increases in property expenses and management fees. Property expenses increased due to an increase in payroll and related benefits at both of the Partnership's investment properties. Management fees increased due to an increase in rental income primarily at Essex Park Apartments. Depreciation expense for both periods increased due to capital improvements and replacements placed into service during the past twelve months, primarily at Essex Park Apartments. Property tax expense increased due to an increase in the tax rate at Essex Park Apartments.

General and administrative expense decreased due to decreases in taxes and licenses and in the expected cost of the annual audit. Included in general and administrative expense for the nine months ended September 30, 2004 and 2003 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $133,000 compared to approximately $164,000 at September 30, 2003. Cash and cash equivalents decreased approximately $59,000 from December 31, 2003 due to approximately $302,000 and $225,000 of cash used in investing and financing activities, respectively, partially offset by approximately $468,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows and insurance proceeds received. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's properties and repayment of advances to an affiliate partially offset by advances received from an affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Essex Park Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $149,000 of capital improvements at Essex Park Apartments, consisting primarily of structural upgrades, exterior painting and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $28,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Colony House Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $288,000 of capital improvements at Colony House Apartments consisting primarily of floor covering and appliance replacements and building repairs related to damage from a hail storm. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The property was sold subsequent to September 30, 2004.

Willowick Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $96,000 of capital improvements at Willowick Apartments, consisting primarily of floor covering and appliance replacements and furniture and fixtures. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $125,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's properties of approximately $9,184,000 is amortized over 240 months and is scheduled to be fully amortized in January 2021.

No distributions were made during the nine months ended September 30, 2004 and 2003.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,382 limited partnership units (the "Units") in the Partnership representing 66.15% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.15% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Corporate General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Corporate General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Corporate General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Corporate General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 6.     EXHIBITS


            See Exhibit Index attached.

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


                                    Date: November 12, 2004

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

       (d) Modification Agreement between Citibank, N.A. and Southern Associates Limited Partnership and a Title to Real Estate between Southern Associates Limited Partnership and Shelter Properties III to acquire Essex Park Apartments. Filed as
                  Exhibit 4(d) to Form 10-K of Registrant for year ended December 31, 1987 and incorporated herein by reference.

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


Date:  November 12, 2004

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


Date:  November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice   President  of  Shelter  Realty  III
                                    Corporation,   equivalent   of  the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties III Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.