Form 10KSB
period 2004-12-31
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2005-03-18
CIK 353282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________to _________

                         Commission file number 0-10260

                             SHELTER PROPERTIES III
                 (Name of small business issuer in its charter)

      South Carolina                                           57-0718508
(State or other jurisdiction of                             I.R.S. Employer
 incorporation or organization)                           Identification No.)

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

State issuer's revenues for its most recent fiscal year.  $2,963,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes and possible environmental liabilites. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. In 1981 and 1982, during its acquisition phase, the Partnership acquired five existing apartment properties. One property was sold in 1986, a second property was sold in 2002 and a third property was sold in 2004. The Partnership continues to own and operate two of these properties. See "Item 2. Description of Properties".

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Partnership's properties are substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Corporate General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investments in properties:

                                   Date of
Property                           Purchase        Type of Ownership            Use

Essex Park Apartments              10/29/81  Fee ownership subject to a     Apartment
  Columbia, South Carolina                   first mortgage                 323 units

Willowick Apartments               06/30/82  Fee ownership subject to a     Apartment
  Greenville, South Carolina                 first mortgage                 180 units

On October 29, 2004, the Partnership sold Colony House Apartments to a third party for net proceeds of approximately $7,100,000 after payment of closing costs. The Partnership realized a gain of approximately $4,427,000 as a result of the sale. The Partnership used approximately $3,199,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $91,000 as a result of unamortized loan costs being written off.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation, and Federal tax basis.


                             Gross                                  Method
                            Carrying    Accumulated  Depreciable      of        Federal
Property                     Value      Depreciation    Life     Depreciation  Tax Basis
                               (in thousands)                                (in thousands)

Essex Park Apartments       $11,405       $ 7,901     5-36 yrs       S/L         $1,731

Willowick Apartments          5,557         3,986     5-32 yrs       S/L            829

         Totals             $16,962       $11,887                                $2,560

See "Note A - Organization and Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                             Principal                                      Principal
                             Balance At    Stated                            Balance
                            December 31,  Interest   Period     Maturity      Due At
Property                        2004      Rate (1)  Amortized     Date     Maturity (2)
                           (in thousands)                                 (in thousands)

Essex Park Apartments
  1st mortgage                $ 6,314      7.22%   240 months   01/01/21       $ --

Willowick Apartments
  1st mortgage                  2,796      7.22%   240 months   01/01/21          --
Total                         $ 9,110                                          $ --

(1)   Fixed rate mortgages.

(2) See "Note B - Mortgage Notes Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for each property are as follows:

                                    Average Annual               Average Annual
                                     Rental Rates                  Occupancy
                                      (per unit)
 Property                        2004            2003           2004        2003

 Essex Park Apartments          $ 6,444         $ 6,139         89%          86%

 Willowick Apartments             5,669           5,807         89%          91%

The Corporate General Partner attributes the increase in occupancy at Essex House Apartments to increased retention efforts from property management and a more stable customer base.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties are subject to competition from other residential apartment complexes in the area. The Corporate General Partner believes that the properties are adequately insured. The properties are apartment complexes which lease units for lease terms of one year or less. As of December 31, 2004, no tenant leases 10% or more of the available rental space. Both of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property were as follows:

                                                2004            2004
                                              Billings          Rates
                                           (in thousands)

       Essex Park Apartments                    $193           38.45%
       Willowick Apartments                       83           32.25%

Capital Improvements

Essex Park Apartments

The Partnership completed approximately $183,000 of capital improvements during the year ended December 31, 2004, consisting primarily of structural upgrades, exterior painting, building improvements, and floor covering, water heater, air conditioning unit and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Willowick Apartments

The Partnership completed approximately $119,000 of capital improvements during the year ended December 31, 2004, consisting primarily of furniture and fixtures, parking lot repairs, and floor covering and appliance replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Colony House Apartments

The Partnership completed approximately $296,000 of capital improvements at Colony House Apartments during the year ended December 31, 2004 consisting primarily of floor covering and appliance replacements and building repairs related to damage from a hail storm. These improvements were funded from operating cash flow, replacement reserves and insurance proceeds. The property was sold in October 2004.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing in the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.     Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 54,800 limited partnership units (the "Units") aggregating $27,400,000. An additional 200 Units were purchased by the Corporate General Partner. The Partnership currently has 1,150 holders of record owning an aggregate of 55,000 Units. Affiliates of the Corporate General Partner own 36,382 Units or approximately 66.15% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                               Year Ended     Per Limited    Year Ended    Per Limited
                              December 31,    Partnership   December 31,   Partnership
                                  2004           Unit           2003          Unit

Sale Proceeds (1)                $3,270         $59.45          $ --          $ --

(1) From the sale of Colony House Apartments in October 2004.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners during 2005 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,382 Units in the Partnership representing 66.15% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.15% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net income for the year ended December 31, 2004 was approximately $4,075,000, compared to a net loss of approximately $136,000 for the year ended December 31, 2003. The decrease in net loss was primarily due to the recognition of a gain on the sale of discontinued operations in 2004.

On October 29, 2004, the Partnership sold Colony House Apartments to a third party for net proceeds of approximately $7,100,000 after payment of closing costs. The Partnership realized a gain of approximately $4,427,000 as a result of the sale. The Partnership used approximately $3,199,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $91,000 as a result of unamortized loan costs being written off. This amount is included in income from discontinued operations. In accordance with SFAS 144, the accompanying statements of operations have been restated as of January 1, 2003 to reflect the operations of Colony House Apartments as income from discontinued operations. Included in income from discontinued operations for the years ended December 31, 2004 and 2003 is approximately $1,120,000 and $1,365,000, respectively, of revenue generated by the property.

In May 2003, one of the Partnership's investment properties, Colony House Apartments, incurred damages as a result of a hail storm. During the year ended December 31, 2003, approximately $151,000 of fixed assets and approximately $86,000 of accumulated depreciation were written off resulting in a net write off of approximately $65,000. During 2003, the property received approximately $244,000 in proceeds from the insurance company to repair the damage and recognized a casualty gain of approximately $179,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the year ended December 31, 2004, the Partnership received additional proceeds of approximately $91,000 and wrote off approximately $5,000 of additional net assets, which resulted in an additional gain of approximately $86,000. The casualty gains for both years are included in income from discontinued operations.

Excluding the income from discontinued operations, the Partnership's loss from continuing operations was approximately $391,000 and $434,000 for the years ended December 31, 2004 and 2003, respectively. The decrease in loss from continuing operations is due to an increase in total revenues partially offset by an increase in total expenses. Total revenues for the year ended December 31, 2004 increased due to increases in rental and other income. Rental income increased due to increases in occupancy and the average rental rates at Essex Park Apartments partially offset by decreases in occupancy and the average rental rates at Willowick Apartments. Other income increased due to an increase in lease cancellation fees and resident utility payments at Essex Park Apartments.

Total expenses increased due to increases in operating and depreciation expenses partially offset by decreases in general and administrative and property tax expenses. Operating expenses increased due to increases in property, administrative, and maintenance expenses. Property expenses increased due to increases in payroll and related benefits at both of the Partnership's investment properties and in utilities at Willowick Apartments. Administrative expense increased due to an increase in training and travel at both of the investment properties. Maintenance expense increased due to an increase in contract labor at both of the investment properties. Depreciation expense increased due to capital improvement additions placed into service in the last twelve months at Willowick Apartments. Property tax expense decreased due to a successful appeal of the 2004 property taxes at Willowick Apartments, which resulted in a refund to the Partnership during 2004.

General and administrative expense decreased due to a decrease in the cost of the annual audit. Included in general and administrative expense for the years ended December 31, 2004 and 2003 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies are also included in general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $475,000 compared to approximately $192,000 at December 31, 2003. The increase in cash and cash equivalents of approximately $283,000 is due to approximately $438,000 of cash provided by operating activities and approximately $6,688,000 of cash provided by investing activities partially offset by approximately $6,843,000 of cash used in financing activities. Cash provided by investing activities consisted of proceeds from the sale of Colony House Apartments, withdrawals from restricted escrows, and insurance proceeds received partially offset by property improvements and replacements. Cash used in financing activities consisted of the repayment of the mortgage encumbering Colony House Apartments, principal payments on the mortgages encumbering the Partnership's properties, repayment of advances from an affiliate of the Corporate General Partner and distributions to the partners partially offset by advances received from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the investment properties of approximately $9,110,000 is amortized over 240 months and is scheduled to be fully amortized in January 2021.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                               Year Ended     Per Limited    Year Ended    Per Limited
                              December 31,    Partnership   December 31,   Partnership
                                  2004           Unit           2003          Unit

   Sale Proceeds (1)             $3,270         $59.45          $ --          $ --

(1) From the sale of Colony House Apartments in October 2004.

Future cash distributions will depend on the levels of net cash generated from operations and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners during 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,382 limited partnership units (the "Units") in the Partnership representing 66.15% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.15% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements


SHELTER PROPERTIES III

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

              Report of Independent Registered Public Accounting Firm




The Partners
Shelter Properties III


We have audited the accompanying consolidated balance sheet of Shelter Properties III as of December 31, 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties III at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP



Greenville, South Carolina
March 10, 2005

                             SHELTER PROPERTIES III

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
   Cash and cash equivalents                                                 $ 475
   Receivables and deposits                                                      141
   Restricted escrows                                                             84
   Other assets                                                                  461
   Investment properties (Notes B, E & F):
      Land                                                     $ 762
      Buildings and related personal property                   16,200
                                                                16,962
      Less accumulated depreciation                            (11,887)        5,075
                                                                            $ 6,236

Liabilities and Partners' Deficit
Liabilities
      Accounts payable                                                       $ 122
      Tenant security deposit liabilities                                         55
      Accrued property taxes                                                     193
      Other liabilities                                                          389
      Due to affiliate (Note D)                                                  404
      Mortgage notes payable (Note B)                                          9,110

Partners' Deficit
   General partners                                            $ (75)
   Limited partners (55,000 units issued and
      outstanding)                                              (3,962)       (4,037)
                                                                            $ 6,236

        See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                             Years Ended December 31,
                                                                2004          2003
                                                                           (restated)
Revenues:
  Rental income                                               $ 2,643        $ 2,554
  Other income                                                    320            248
      Total revenues                                            2,963          2,802

Expenses:
  Operating                                                     1,594          1,430
  General and administrative                                      217            248
  Depreciation                                                    610            597
  Interest                                                        687            694
  Property taxes                                                  246            267
      Total expenses                                            3,354          3,236

Loss from continuing operations                                  (391)          (434)

Income from discontinued operations (Note A)                       39            298
Gain on sale of discontinued operations (Note F)                4,427             --
Net income (loss)  (Note C)                                   $ 4,075        $ (136)

Net income (loss) allocated to general partner                  $ (4)         $ (1)
Net income (loss) allocated to limited partners                 4,079           (135)
                                                              $ 4,075        $ (136)
Per limited partnership unit:
  Loss from continuing operations                             $ (7.04)       $ (7.81)
  Income from discontinued operations                            0.71           5.36
  Gain on sale of discontinued operations                       80.49             --
      Net income (loss)                                       $ 74.16        $ (2.45)

Distributions per limited partnership unit                    $ 59.45         $ --

        See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partners   Partners     Total

Original capital contributions            55,000        $ 2       $27,500    $27,502

Partners' deficit at
  December 31, 2002                       55,000       $ (70)    $ (4,636)  $ (4,706)

Net loss for the year ended
  December 31, 2003                           --           (1)       (135)      (136)

Partners' deficit at
  December 31, 2003                       55,000          (71)     (4,771)    (4,842)

Distributions to partners                     --           --      (3,270)    (3,270)

Net (loss) income for the year
  ended December 31, 2004                     --           (4)      4,079      4,075

Partners' deficit at
  December 31, 2004                       55,000       $ (75)     $(3,962)   $(4,037)

        See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES III

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     Years Ended
                                                                    December 31,
                                                                 2004         2003
Cash flows from operating activities:
  Net income (loss)                                             $ 4,075      $ (136)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Gain on sale of discontinued operations                     (4,427)          --
     Casualty gain                                                 (86)         (179)
     Depreciation                                                   833          880
     Amortization of loan costs                                      18           18
     Loss on early extinguishment of debt                            91           --
     Change in accounts:
      Receivables and deposits                                       2            39
      Other assets                                                  (20)        (195)
      Accounts payable                                              (23)        (139)
      Tenant security deposit liabilities                           (20)           9
      Accrued property taxes                                       (135)         192
      Due to affiliate                                              151           --
      Other liabilities                                            (21)          (42)
          Net cash provided by operating activities                 438          447

Cash flows from investing activities:
  Net proceeds from sale of investment property                   7,100           --
  Insurance proceeds                                                 91          244
  Property improvements and replacements                           (598)        (705)
  Net withdrawals from (deposits to) restricted escrows              95          (96)
          Net cash provided by (used in) investing
            activities                                            6,688         (557)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (374)        (364)
  Advances from affiliates                                          169           --
  Repayment of advances from affiliates                            (169)          --
  Repayment of mortgage note payable                             (3,199)          --
  Distributions to partners                                      (3,270)          --
          Net cash used in financing activities                  (6,843)        (364)

Net increase (decrease) in cash and cash equivalents                283         (474)

Cash and cash equivalents at beginning of year                      192          666

Cash and cash equivalents at end of year                         $ 475        $ 192

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 848        $ 967

        See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III

                  Notes to Consolidated Financial Statements

                                December 31, 2004


Note A - Organization and Significant Accounting Policies

Organization

Shelter Properties III (the "Partnership" or "Registrant") was organized as a limited partnership under the laws of the State of South Carolina on May 15, 1981. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The other general partner is AIMCO Properties, L.P., an affiliate of the Corporate General Partner and AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2021 unless terminated prior to such date. The Partnership commenced operations on October 28, 1981, and completed its acquisition of apartment properties on June 30, 1982. The Partnership operates two apartment properties located in South Carolina.

Basis of Presentation

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statement of operations for the year ended December 31, 2003 has been restated to show the operations of Colony House Apartments as income from discontinued operations due to the sale of the property in 2004.

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

                                                              Years Ended
                                                              December 31,
                                                           2004         2003
                                                             (in thousands)

Net cash provided by operating activities                  $ 438       $ 447
  Property improvements and replacements                     (598)       (705)
  Payments on mortgage notes payable                         (374)       (364)
  Changes in restricted escrows, net                           95         (96)
   Advances from affiliates for operations                    169          --
   Repayment to affiliates on advances for operations        (169)         --
  Changes in reserves for net operating assets/
    liabilities                                                66         136
Net cash used in operations                               $ (373)      $ (582)

Distributions made from reserves no longer considered necessary by the Corporate
General  Partner  are  considered   additional  net  cash  from  operations  for
allocation purposes.

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

Undistributed Net Proceeds from Property Sales

At December 31, 2004 undistributed proceeds from property sales amounted to approximately $314,000 which is payable to the general partners for related sales commissions when certain levels of return are received by the limited partners. (See "Note D").

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net loss as shown in the consolidated statements of operations and consolidated statements of changes in partners' deficit for 2004 and 2003 was allocated 99% to the limited partners and 1% to the general partners. Net income
(loss) per limited partnership unit for each year was computed as 99% of net income (loss) divided by 55,000 average units outstanding.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying value.

Other Reserves

The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The change in other reserves was an increase of approximately $66,000 and $136,000 in 2004 and 2003, respectively. The amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposits liabilities, accrued taxes, and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $450,000 at December 31, 2004, that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985 and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years and (2) personal property additions over 5 years.

Deferred Costs

Loan costs of approximately $258,000, less accumulated amortization of approximately $52,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for both of the years 2004 and 2003 was approximately $18,000 and is included in interest expense and income from discontinued operations. Amortization expense is expected to be approximately $13,000 for each of the years 2005 through 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Investment Properties

Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Advertising

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $84,000 and $83,000 for the years ended December 31, 2004 and 2003, respectively, are included in operating expense and income from discontinued operations.

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

Note B - Mortgage Notes Payable

                           Principal      Monthly                          Principal
                           Balance At     Payment     Stated                Balance
                          December 31,   Including   Interest  Maturity      Due At
                              2004        Interest     Rate      Date       Maturity
                               (in thousands)                            (in thousands)
Property
Essex Park Apartments
  1st mortgage              $ 6,314         $ 55       7.22%   01/01/21       $ --

Willowick Apartments
  1st mortgage                2,796            25      7.22%   01/01/21          --

Total                       $ 9,110         $ 80                              $ --

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. Both of the mortgage notes include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2004 are as follows (in thousands):

                                2005             $ 311
                                2006                335
                                2007                360
                                2008                387
                                2009                415
                             Thereafter           7,302
                                                $ 9,110

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (in thousands, except per unit data):

                                                     2004         2003

Net income (loss) as reported                      $ 4,075       $ (136)
Add (deduct):
  Depreciation differences                             429          380
  Change in prepaid rental                             (53)          13
  Gain on sale                                       1,419           --
  Other                                                (80)        (216)

Federal taxable income                             $ 5,790        $ 41

Federal taxable income per limited
  partnership unit                                 $104.21       $ 0.75

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                  Net liabilities as reported              $(4,037)
                     Land and buildings                      2,753
                     Accumulated depreciation               (5,268)
                     Syndication fees                        3,235
                     Other                                     430
                  Net liabilities - tax basis              $(2,887)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2004 and 2003, affiliates of the Corporate General Partner received 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $203,000 and $205,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $218,000 and $176,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $53,000 and $21,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. At December 31, 2004, the Partnership owed approximately $90,000 for accountable administrative expenses, which is included in due to affiliate.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. In connection with the sale of North River Village Apartments in 2002, the Corporate General Partner earned a commission of approximately $68,000 for its assistance in the sale. In connection with the sale of Colony House Apartments in 2004, the Corporate General Partner earned a commission of approximately $61,000. Payment of such commissions is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and the balance of approximately $314,000 is included in due to affiliates in the accompanying consolidated balance sheet at December 31, 2004.

Pursuant to the Partnership Agreement, an affiliate of the Corporate General Partner advanced the Partnership approximately $169,000 during the year ended December 31, 2004, to aid in the payment of property taxes at Essex Park Apartments and for operating expenses at Willowick Apartments. These advances were paid in full during the year ended December 31, 2004. Interest on advances was charged at the prime rate plus 2%, or 7.25% at December 31, 2004. Interest expense for the year ended December 31, 2004 was approximately $4,000 and was paid during the year. No such advances or payments were made during the year ended December 31, 2003. Subsequent to December 31, 2004, the Corporate General Partner advanced approximately $193,000 to the Partnership to pay real estate taxes at Essex Park Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2004 and 2003, the Partnership paid AIMCO and its affiliates approximately $65,000 and $59,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,382 limited partnership units (the "Units") in the Partnership representing 66.15% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.15% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

Investment Properties

                                                       Initial Cost
                                                      To Partnership
                                                      (in thousands)

                                                              Buildings          Cost
                                                             and Related     Capitalized
                                                               Personal     Subsequent to
Description                        Encumbrances      Land      Property      Acquisition
                                  (in thousands)                            (in thousands)
Essex Park Apartments
  Columbia, South Carolina            $ 6,314       $ 473      $ 7,406         $ 3,526
Willowick Apartments
  Greenville, South Carolina            2,796          289       3,563           1,705
             Totals                   $ 9,110       $ 762      $10,969         $ 5,231

                              Gross Amount At Which Carried
                                   At December 31, 2004
                                      (in thousands)

                           Buildings
                          And Related
                           Personal           Accumulated     Date of      Date   Depreciable
Description        Land    Property    Total  Depreciation Construction  Acquired Life-Years

Essex Park
 Columbia, South
  Carolina         $ 473    $10,932   $11,405   $ 7,901        1973      10/29/81    5-36
Willowick
 Greenville,
South
   Carolina           289     5,268     5,557     3,986        1974      06/30/82    5-32
     Totals        $ 762    $16,200   $16,962   $11,887

Reconciliation of "investment properties and accumulated depreciation":

                                                     December 31,
                                                   2004         2003
                                                    (in thousands)
Investment Properties
Balance at beginning of year                      $23,590      $23,036
  Property improvements and replacements              598          705
  Sale of investment property                      (7,203)         --
  Disposal of property                                (23)        (151)
Balance at end of year                            $16,962      $23,590

Accumulated Depreciation
Balance at beginning of year                      $15,843      $15,049
  Additions charged to expense                        833          880
  Sale of investment property                      (4,771)         --
  Disposal of property                               (18)          (86)
Balance at end of year                            $11,887      $15,843

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is approximately $19,715,000 and $26,907,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $17,155,000 and $23,409,000, respectively.

Note F - Disposition of Investment Property

On October 29, 2004, the Partnership sold Colony House Apartments to a third party for net proceeds of approximately $7,100,000 after payment of closing costs. The Partnership realized a gain of approximately $4,427,000 as a result of the sale. The Partnership used approximately $3,199,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $91,000 as a result of unamortized loan costs being written off. This amount is included in income from discontinued operations. In accordance with SFAS 144, the accompanying statements of operations have been restated as of January 1, 2003 to reflect the operations of Colony House Apartments as income from discontinued operations. Included in income from discontinued operations for the years ended December 31, 2004 and 2003 is approximately $1,120,000 and $1,365,000, respectively, of revenue generated by the property.

Note G - Casualty

In May 2003, one of the Partnership's investment properties, Colony House Apartments, incurred damages as a result of a hail storm. During the year ended December 31, 2003, approximately $151,000 of fixed assets and approximately $86,000 of accumulated depreciation were written off resulting in a net write off of approximately $65,000. During 2003, the property received approximately $244,000 in proceeds from the insurance company to repair the damage and recognized a casualty gain of approximately $179,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the year ended December 31, 2004, the Partnership received additional proceeds of approximately $91,000 and wrote off approximately $5,000 of additional net assets, which resulted in an additional gain of approximately $86,000. The casualty gains for both years are included in income from discontinued operations.

Note H - Contingencies

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

As a result of a previously disclosed complaint filed on August 8, 2003 and an amended complaint filed March 5, 2004, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded. Briefing concerning the certification of the collective action will commence in March 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles  Cortez was  appointed  Executive  Vice  President,  General  Counsel  and
Secretary of the Corporate General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Corporate General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. She is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Corporate General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Corporate General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2004, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Limited Partnership Units of the Partnership.

                                           Number of Units      Percentage

           AIMCO IPLP, L.P.                     18,632            33.88%
             (an affiliate of AIMCO)
           AIMCO Properties, LP                 17,750            32.27%
             (an affiliate of AIMCO)

AIMCO IPLP, L.P. is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

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

During the years ended December 31, 2004 and 2003, affiliates of the Corporate General Partner received 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $203,000 and $205,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $218,000 and $176,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $53,000 and $21,000, respectively. The construction management service fees are calculated based on a percentage of current additions to investment properties. At December 31, 2004, the Partnership owed approximately $90,000 for accountable administrative expenses, which is included in due to affiliate.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. In connection with the sale of North River Village Apartments in 2002, the Corporate General Partner earned a commission of approximately $68,000 for its assistance in the sale. In connection with the sale of Colony House Apartments in 2004, the Corporate General Partner earned a commission of approximately $61,000. Payment of such commission is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and the balance of approximately $314,000 is included in due to affiliates in the accompanying consolidated balance sheet at December 31, 2004.

Pursuant to the Partnership Agreement, an affiliate of the Corporate General Partner advanced the Partnership approximately $169,000 during the year ended December 31, 2004, to aid in the payment of property taxes at Essex Park Apartments and for operating expenses at Willowick Apartments. These advances were paid in full during the year ended December 31, 2004. Interest on advances was charged at the prime rate plus 2%, or 7.25% at December 31, 2004. Interest expense for the year ended December 31, 2004 was approximately $4,000 and was paid during the year. No such advances or payments were made during the year ended December 31, 2003. Subsequent to December 31, 2004, the Corporate General Partner advanced approximately $193,000 to the Partnership to pay real estate taxes at Essex Park Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2004 and 2003, the Partnership paid AIMCO and its affiliates approximately $65,000 and $59,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,382 limited partnership units (the "Units") in the Partnership representing 66.15% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.15% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $42,000 and $53,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $15,000 and $25,000 for 2004 and 2003, respectively.

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


                                    SHELTER PROPERTIES III


                                    By:   Shelter Realty III Corporation
                                          Corporate General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 18, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Harry G. Alcock            Director and Executive        Date: March 18, 2005
Harry G. Alcock               Vice President

/s/Martha L. Long             Director and Senior Vice      Date: March 18, 2005
Martha L. Long                President

/s/Stephen B. Waters          Vice President                Date: March 18, 2005
Stephen B. Waters
                             SHELTER PROPERTIES III

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

       (d) Modification Agreement between Citibank, N.A. and Southern Associates Limited Partnership and a Title to Real Estate between Southern Associates Limited Partnership and Shelter Properties III to acquire Essex Park Apartments.*

                  *Filed  as  Exhibit  4(d),  respectively,   to  Form  10-K  of
                  Registrant for year ended December 31, 1987 and incorporated herein by reference.

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

10(iv)            Contracts related to disposition of properties:

        (c) Purchase and Sale Contract between Registrant and The Dama Realty Investors, LLC, dated August 18, 2004 (filed as exhibit 10 (iv)(c) on Form 8-K dated November 3, 2004).

        (d) Assignment and Assumption of Real Estate Sale Agreement between The Dama Realty Investors, LLC and Colony House General Partnership, dated August 18, 2004 (filed as exhibit 10 (iv)(d) on Form 8-K dated November 3, 2004).

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


Date:  March 18, 2005

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

Date: March 18, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Shelter Realty
                                    III Corporation, equivalent of the
                                    chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Shelter Properties III Limited Partnership (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 18, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 18, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.