Form 10QSB
period 2005-03-31
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2005-05-16
CIK 353282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 2005


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
                        (in thousands, except unit data)

                                 March 31, 2005



Assets
   Cash and cash equivalents                                                 $ 198
   Receivables and deposits                                                      102
   Restricted escrows                                                             84
   Other assets                                                                  485
   Investment properties:
      Land                                                     $ 762
      Buildings and related personal property                   16,250
                                                                17,012
      Less accumulated depreciation                            (12,031)        4,981
                                                                            $ 5,850

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 5
   Tenant security deposit liabilities                                            60
   Accrued property taxes                                                         71
   Other liabilities                                                             220
   Due to affiliate (Note C)                                                     511
   Mortgage notes payable                                                      9,034

Partners' Deficit
   General partners                                             $ (76)
   Limited partners (55,000 units issued and
      outstanding)                                              (3,975)       (4,051)
                                                                            $ 5,850


         See Accompanying Notes to Consolidated Financial Statements


                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                                Three Months Ended
                                                                      March 31,
                                                               2005             2004
Revenues:                                                                    (Restated)
   Rental income                                               $ 645            $ 661
   Other income                                                    69               65
      Total revenues                                              714              726

Expenses:
   Operating                                                      427              318
   General and administrative                                      40               72
   Depreciation                                                   144              154
   Interest                                                       171              174
   Property taxes                                                  70               64
      Total expenses                                              852              782

Loss from continuing operations                                  (138)             (56)
Gain on sale of discontinued operations (Note A)                  124               --
Income from discontinued operations                                --              104

Net (loss) income                                              $ (14)           $ 48

Net loss allocated to general partner                          $ (1)            $ --
Net (loss) income allocated to limited partners                   (13)              48

                                                               $ (14)           $ 48
Per limited partnership unit:
  Loss from continuing operations                             $ (2.49)        $ (1.00)
   Gain on sale of discontinued operations                       2.25               --
  Income from discontinued operations                              --             1.87

Net (loss) income per limited partnership unit                $ (0.24)         $ 0.87

         See Accompanying Notes to Consolidated Financial Statements

                            SHELTER PROPERTIES III
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         55,000          $ 2        $27,500    $27,502

Partners' deficit at
   December 31, 2004                   55,000         $ (75)      $(3,962)   $(4,037)

Net loss for the three months
   ended March 31, 2005                    --             (1)         (13)       (14)

Partners' deficit at
   March 31, 2005                      55,000         $ (76)      $(3,975)   $(4,051)

         See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Three Months Ended
                                                                        March 31,
                                                                    2005         2004
Cash flows from operating activities:
  Net (loss) income                                                $ (14)        $ 48
  Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
     Depreciation                                                      144          226
     Amortization of loan costs                                          3            5
     Gain on sale of discontinued operations                          (124)          --
     Casualty gain                                                      --          (47)
     Bad debt expense                                                   17           20
     Change in accounts:
      Receivables and deposits                                          22          (12)
      Other assets                                                     (27)        (120)
      Accounts payable                                                 (65)          23
      Tenant security deposit liabilities                                5           (2)
      Accrued property taxes                                          (122)        (234)
      Due to affiliate                                                 (86)          55
      Other liabilities                                                (97)          26
         Net cash used in operating activities                        (344)         (12)

Cash flows from investing activities:
  Property improvements and replacements                              (50)         (218)
  Net withdrawals from restricted escrows                               --           95
  Insurance proceeds received                                           --           47
         Net cash used in investing activities                         (50)         (76)

Cash flows from financing activities:
  Payments on mortgage notes payable                                   (76)         (95)
  Advances from an affiliate                                           193          135
  Repayment of advances from affiliate                                  --          (69)
         Net cash provided by (used in) financing activities           117          (29)

Net decrease in cash and cash equivalents                             (277)        (117)
Cash and cash equivalents at beginning of period                       475          192

Cash and cash equivalents at end of period                          $ 198        $ 75

Supplemental disclosure of cash flow information:
  Cash paid for interest                                            $ 164        $ 192

         See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the statement of operations for the three months ended March 31, 2004 has been restated to reflect the operations of Colony House Apartments as income from discontinued operations due to its sale in October 2004. Included in income from discontinued operations for the three months ended March 31, 2004 is approximately $403,000 of revenue generated by the property. The additional gain on sale recognized during the three months ended March 31, 2005 is due to the reversal of contingency and tax reserves that were no longer needed.

Certain  2004  balances  have  been   reclassified  to  conform  with  the  2005
presentation.

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

                                                         For the Three Months Ended
                                                                 March 31,
                                                             2005        2004
                                                               (in thousands)
Net cash used in operating activities                      $ (344)         $  (12)
  Payments on mortgage notes payable                          (76)            (95)
  Property improvements and replacements                      (50)           (218)
  Change in restricted escrows                                 --              95
  Changes in reserves for net operating assets                370             264
  Additional reserves                                          --             (34)
     Net cash from operations                              $ (100)         $   --

For the three months ended March 31, 2004, the Corporate General Partner reserved approximately $34,000 to fund capital improvements and repairs at the Partnership's properties.

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $35,000 and $53,000 during the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $26,000 and $98,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the three months ended March 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $1,000 and $43,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. In connection with the sale of North River Village Apartments in 2002, the Corporate General Partner earned a commission of approximately $68,000 for its assistance in the sale. In connection with the sale of Colony House Apartments in 2004, the Corporate General Partner earned a commission of approximately $61,000. Payment of such commissions is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and the balance of approximately $314,000 is included in due to affiliates in the accompanying consolidated balance sheet at March 31, 2005.

Pursuant to the Partnership Agreement, an affiliate of the Corporate General Partner advanced the Partnership approximately $193,000 and $135,000 during the three months ended March 31, 2005 and 2004, respectively, to aid in the payment of property taxes at Essex Park Apartments. During the three months ended March 31, 2004, the Partnership made a payment on this advance of approximately $69,000. Interest on advances is charged at the prime rate plus 2% or 7.75% at March 31, 2005. Interest expense was approximately $3,000 and $1,000 for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005, the Partnership owed an affiliate of the Corporate General Partner approximately $197,000 in advances and accrued interest which is included in due to affiliate.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $27,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $65,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note D - Casualty Gain

In May 2003, one of the Partnership's investment properties, Colony House Apartments, incurred damages as a result of a hail storm. During the three months ended March 31, 2004, the Partnership received insurance proceeds of approximately $47,000, which were recognized as a casualty gain because the damaged fixed assets had been written off during 2003. The casualty gain is included in income from discontinued operations due to the sale of the property in October 2004.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Corporate General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2005 and 2004:

                                                            Average
                                                           Occupancy
       Property                                        2005          2004

       Essex Park Apartments
          Columbia, South Carolina                     86%            88%

       Willowick Apartments
          Greenville, South Carolina (1)               85%            91%

(1)   The  Corporate  General  Partner  attributes  the decrease in occupancy at
      Willowick   Apartments  to  increased  credit  standards  for  prospective tenants.

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

Results of Operations

The Partnership had net loss of approximately $14,000 and net income of approximately $48,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease in net income for the three months ended March 31, 2005 is due to a decrease in income from discontinued operations partially offset by gain on sale of discontinued operations recognized during 2005.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the statement of operations for the three months ended March 31, 2004 has been restated to reflect the operations of Colony House Apartments as income from discontinued operations due to its sale in October 2004. Included in income from discontinued operations for the three months ended March 31, 2004 is approximately $403,000 of revenue generated by the property. The additional gain on sale recognized during the three months ended March 31, 2005 is due to the reversal of contingency and tax reserves that were no longer needed.

Excluding the income from discontinued operations and gain on sale of discontinued operations, the Partnership had loss from continuing operations of approximately $138,000 and $56,000 for the three months ended March 31, 2005 and 2004, respectively. The increase in loss from continuing operations for the three months ended March 31, 2005 is due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased due to a decrease in rental income. Rental income decreased due to decreases in occupancy at both investment properties partially offset by an increase in the average rental rates at Essex Park Apartments.

Total expenses increased for the three months ended March 31, 2005 due to an increase in operating expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased due to increased property expenses. Property expenses increased due to an increase in payroll and related costs at both of the Partnership's investment properties.

General and administrative expenses decreased due to a decrease in the management reimbursements paid to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $198,000 compared to approximately $75,000 at March 31, 2004. The decrease in cash and cash equivalents of approximately $277,000 from December 31, 2004 is due to approximately $344,000 of cash used in operating activities and approximately $50,000 of cash used in investing activities partially offset by approximately $117,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate of the Corporate General Partner partially offset by principal payments on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's properties are detailed below.

Essex Park Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $33,000 of capital improvements at Essex Park Apartments, consisting primarily of structural upgrades, maintenance equipment, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Willowick Apartments

During the three months ended March 31, 2005, the Partnership completed approximately $17,000 of capital improvements at Willowick Apartments consisting primarily of floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the investment properties of approximately $9,034,000 is amortized over 240 months and is scheduled to be fully amortized in January 2021.

No distributions were made during the three months ended March 31, 2005 and 2004.

Future cash distributions will depend on the levels of cash generated from operations and the timing of the debt maturities, property sales, and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners in the year 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,382 limited partnership units (the "Units") in the Partnership representing 66.15% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.15% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Corporate General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action took place on May 12, 2005 and the parties await a ruling from the Court. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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


                                    Date: May 13, 2005

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

       (b) Purchase Agreement dated July 31, 1981, between Southern Associated Limited Partnership and U.S. Shelter Corporation to purchase Essex Park Apartments.**

                  **Filed as Exhibit 12(b) to Amendment No. 1 of Registration Statement No. 2-72567 of Registrant filed September 2, 1981 and incorporated herein by reference.

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

32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date:  May 13, 2005

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


Date:  May 13, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice   President  of  Shelter  Realty  III
                                    Corporation,   equivalent   of  the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties III Limited Partnership (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 13, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act, as amended.