Form 10QSB
period 2005-06-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2005-08-15
CIK 353282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 2005


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
                        (in thousands, except unit data)

                                  June 30, 2005



Assets
   Cash and cash equivalents                                                 $ 184
   Receivables and deposits                                                    118
   Restricted escrows                                                           85
   Other assets                                                                478
   Investment properties:
      Land                                                     $   762
      Buildings and related personal property                   16,347
                                                                17,109
      Less accumulated depreciation                            (12,176)       4,933
                                                                            $ 5,798

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 85
   Tenant security deposit liabilities                                          69
   Accrued property taxes                                                      124
   Other liabilities                                                           262
   Due to affilate (Note C)                                                    514
   Mortgage notes payable                                                    8,957

Partners' Deficit
   General partners                                             $ (77)
   Limited partners (55,000 units issued and
      outstanding)                                              (4,136)     (4,213)
                                                                           $ 5,798



            See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                        Three Months Ended            Six Months Ended
                                             June 30,                     June 30,
                                       2005           2004           2005           2004
                                                   (Restated)                    (Restated)
Revenues:
  Rental income                        $ 660         $ 650         $ 1,305        $ 1,311
  Other income                             69            86            138            151
       Total revenues                     729           736          1,443          1,462

Expenses:
  Operating                               480           447            907            765
  General and administrative               42            61             82            133
  Depreciation                            145           156            289            310
  Interest                                170           171            341            345
  Property taxes                           54            65            124            129
       Total expenses                     891           900          1,743          1,682

Loss from continuing operations          (162)         (164)          (300)          (220)
Gain on sale of discontinued
 operations (Note A)                       --            --            124             --
Income from discontinued
 Operations (Note A)                       --            71             --            175
Net loss                              $ (162)        $ (93)         $ (176)        $ (45)

Net loss allocated to
 general partner (1%)                  $ (2)          $ (1)          $ (2)          $ --
Net loss allocated to
 limited partners (99%)                  (160)          (92)          (174)           (45)
                                      $ (162)        $ (93)         $ (176)        $ (45)
Per limited partnership unit:
Loss from continuing operations       $ (2.91)      $ (2.95)       $ (5.41)       $ (3.96)
Gain on sale of discontinued
 operations                                --            --           2.25             --
Income from discontinued
 operations                                --          1.28             --           3.14
Net loss per limited
 partnership unit                     $ (2.91)      $ (1.67)       $ (3.16)       $ (0.82)

            See Accompanying Notes to Consolidated Financial Statements

                               SHELTER PROPERTIES III
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         55,000          $ 2        $27,500    $27,502

Partners' deficit at
   December 31, 2004                   55,000         $ (75)      $(3,962)   $(4,037)

Net loss for the six months
   ended June 30, 2005                     --             (2)        (174)      (176)

Partners' deficit at
   June 30, 2005                       55,000         $ (77)      $(4,136)   $(4,213)

            See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                     2005        2004
Cash flows from operating activities:
  Net loss                                                         $ (176)      $ (45)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                     289          459
     Amortization of loan costs                                         6            9
     Gain on sale of discontinued operations                         (124)          --
     Casualty gain                                                     --          (86)
     Change in accounts:
      Receivables and deposits                                         23          (10)
      Other assets                                                    (23)         (81)
      Accounts payable                                                (23)          82
      Tenant security deposit liabilities                              14            3
      Accrued property taxes                                          (69)        (161)
      Other liabilities                                               (55)          51
      Due to affiliate                                                (83)          19
         Net cash (used in) provided by operating activities         (221)         240

Cash flows from investing activities:
  Property improvements and replacements                             (109)        (360)
  Net insurance proceeds received                                      --           91
  Net (deposits to) withdrawals from restricted escrows                (1)          95
         Net cash used in investing activities                       (110)        (174)

Cash flows from financing activities:
   Payments on mortgage notes payable                                (153)        (192)
   Advances received from affiliate                                   193          135
   Repayment of advances from affiliate                                --          (69)
         Net cash provided by (used in) financing activities           40         (126)

Net decrease in cash and cash equivalents                            (291)         (60)

Cash and cash equivalents at beginning of period                      475          192

Cash and cash equivalents at end of period                         $ 184        $ 132

Supplemental disclosure of cash flow information:
 Cash paid for interest                                            $ 327        $ 419
Supplemental disclosure of non-cash flow information:
   Property improvements and replacements in accounts
    payable                                                         $ 38        $ --

            See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the statements of operations for the three and six months ended June 30, 2004 have been restated to reflect the operations of Colony House Apartments as income from discontinued operations due to its sale in October 2004. Included in income from discontinued operations for the three and six months ended June 30, 2004 is approximately $290,000 and $693,000, respectively, of revenue generated by the property. The additional gain on sale recognized during the six months ended June 30, 2005 is due to the reversal of contingency and tax reserves that were no longer needed.

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

                                                          For the Six Months Ended
                                                                  June 30,
                                                              2005             2004
                                                                 (in thousands)
Net cash (used in) provided by operating activities         $ (221)          $ 240
  Payments on mortgage notes payable                          (153)           (192)
  Property improvements and replacements                      (109)           (360)
  Change in restricted escrow                                   (1)             95
  Changes in reserves for net operating assets                 216              97
     Net cash used in operations                            $ (268)         $ (120)

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $71,000 and $106,000 during the six months ended June 30, 2005 and 2004, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the Corporate General Partner received reimbursement of accountable administrative expenses amounting to approximately $51,000 and $137,000 for the six months ended June 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the six months ended June 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $1,000 and $43,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. In connection with the sale of North River Village Apartments in 2002, the Corporate General Partner earned a commission of approximately $68,000 for its assistance in the sale. In connection with the sale of Colony House Apartments in 2004, the Corporate General Partner earned a commission of approximately $61,000. Payment of such commissions is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and the balance of approximately $314,000 is included in due to affiliates in the accompanying consolidated balance sheet at June 30, 2005.

Pursuant to the Partnership Agreement, an affiliate of the Corporate General Partner advanced the Partnership approximately $193,000 and $135,000 during the six months ended June 30, 2005 and 2004, respectively, to aid in the payment of property taxes at Essex Park Apartments. During the six months ended June 30, 2004, the Partnership repaid advances of approximately $69,000. Interest on advances is charged at the prime rate plus 2% or 8.25% at June 30, 2005.
Interest expense was approximately $7,000 and $2,000 for the six months ended June 30, 2005 and 2004, respectively. At June 30, 2005, the Partnership owed an affiliate of the Corporate General Partner approximately $200,000 in advances and accrued interest which is included in due to affiliate.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the six months ended June 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $46,000 and $65,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty

In May 2003, one of the Partnership's investment properties, Colony House Apartments, incurred damages as a result of a hail storm. During the six months ended June 30, 2004, the Partnership received insurance proceeds of approximately $91,000 and wrote off approximately $5,000 of additional assets which resulted in a casualty gain of approximately $86,000. The casualty gain is included in income from discontinued operations due to the sale of the property in October 2004.

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will minimize the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 2005 and 2004:

                                                            Average
                                                           Occupancy
       Property                                        2005          2004

       Essex Park Apartments
          Columbia, South Carolina                     86%            87%

       Willowick Apartments (1)
          Greenville, South Carolina                   85%            92%

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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2005 was approximately $162,000 and $176,000, respectively, compared to net loss of approximately $93,000 and $45,000 for the corresponding periods in 2004. The increase in net loss for the three month period is due to a decrease in income from discontinued operations and a decrease in total revenues partially offset by a decrease in total expenses. The increase in net loss for the six month period is due to a decrease in income from discontinued operations, a decrease in total revenues and an increase in total expenses partially offset by a gain on sale of discontinued operations recognized in 2005.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the statements of operations for the three and six months ended June 30, 2004 have been restated to reflect the operations of Colony House Apartments as income from discontinued operations due to its sale in October 2004. Included in income from discontinued operations for the three and six months ended June 30, 2004 is approximately $290,000 and $693,000, respectively, of revenue generated by the property. The additional gain on sale recognized during the six months ended June 30, 2005 is due to the reversal of contingency and tax reserves that were no longer needed.

Excluding the income from discontinued operations and gain on sale of discontinued operations, the Partnership had loss from continuing operations of approximately $162,000 and $300,000 for the three and six months ended June 30, 2005, respectively, compared to loss from continuing operations of approximately $164,000 and $220,000 for the corresponding periods in 2004. The slight decrease in loss from continuing operations for the three month period is due to a decrease in total expenses partially offset by a decrease in total revenues. The increase in loss from continuing operations for the six month period is due to an increase in total expenses and a decrease in total revenues. Total revenues for the three and six months ended June 30, 2005 decreased due to a decrease in other income. Other income decreased due to decreases in late charges and lease cancellation fees, primarily at Essex Park Apartments.

Total expenses decreased for the three months ended June 30, 2005 due to decreases in general and administrative, depreciation and property tax expenses partially offset by an increase in operating expense. Total expenses increased for the six months ended June 30, 2005 due to an increase in operating expense partially offset by decreases in general and administrative and depreciation expenses. Operating expenses for both periods increased due to an increase in property expenses. Property expenses increased due to increases in payroll and related benefits and in utilities at both of the Partnership's investment properties. Depreciation expense for both periods decreased due to assets at Willowick Apartments becoming fully depreciated. Property tax expense for the three month period decreased due to a prior year tax refund at one of the Partnership's properties.

General and administrative expenses for both periods decreased due to a decrease in the management reimbursements paid to the Corporate General Partner as allowed under the Partnership Agreement and from decreased audit expenses. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At June 30, 2005, the Partnership had cash and cash equivalents of approximately $184,000 compared to approximately $132,000 at June 30, 2004. Cash and cash equivalents decreased approximately $291,000 from December 31, 2004 due to approximately $221,000 and $110,000 of cash used in operating and investing activities, respectively, partially offset by approximately $40,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows. Cash provided by financing activities consisted of advances from an affiliate of the Corporate General Partner partially offset by payments of principal on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Essex Park Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $96,000 of capital improvements at Essex Park Apartments, consisting primarily of structural upgrades and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Willowick Apartments

During the six months ended June 30, 2005, the Partnership completed approximately $51,000 of capital improvements at Willowick Apartments consisting primarily of exterior light fixtures and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the investment properties of approximately $8,957,000 is amortized over 240 months and is scheduled to be fully amortized in January 2021.

No distributions were made during the six months ended June 30, 2005 and 2004.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during the remainder of 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,382 limited partnership units (the "Units") in the Partnership representing 66.15% of the outstanding Units at June 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.15% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Corporate General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Corporate General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint. Plaintiffs took an appeal from this order.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeal reversed the trial court's order striking the first amended complaint.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. On June 23, 2005 the Court conditionally certified the collective action on both the on-call and overtime issues. The Court ruling allows plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action. Defendants have asked the Court to reconsider its ruling or in the alternative certify the ruling for appeal on that issue. After the notice goes out, defendants will have the opportunity to move to decertify the collective action. The Court further denied plaintiffs' Motion for Certification of the state subclass. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: August 12, 2005

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


Date:  August 12, 2005

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


Date:  August 12, 2005

                                /s/Stephen B. Waters
                                Stephen B. Waters
                                Vice   President   of   Shelter    Realty   III
                                Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties III Limited Partnership (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.