Form 10QSB
period 2005-09-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2005-11-14
CIK 353282

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                             SHELTER PROPERTIES III
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                                 $ 115
   Receivables and deposits                                                      117
   Restricted escrow                                                              85
   Other assets                                                                  474
   Investment properties:
      Land                                                     $ 762
      Buildings and related personal property                   16,434
                                                                17,196
      Less accumulated depreciation                            (12,311)        4,885
                                                                            $ 5,676

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 9
   Tenant security deposit liabilities                                            79
   Accrued property taxes                                                        186
   Other liabilities                                                             312
   Due to affiliates (Note C)                                                    551
   Mortgage notes payable                                                      8,878

Partners' Deficit
   General partners                                             $ (78)
   Limited partners (55,000 units issued and
      outstanding)                                              (4,261)       (4,339)
                                                                            $ 5,676


         See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                        Three Months Ended            Nine Months Ended
                                          September 30,                 September 30,
                                       2005           2004           2005           2004

Revenues:
   Rental income                       $ 682         $ 667         $ 1,987        $ 1,979
   Other income                            74            82            212            232
   Casualty gain (Note D)                  21            --             21             --
       Total revenues                     777           749          2,220          2,211

Expenses:
  Operating                               485           398          1,392          1,163
  General and administrative               39            46            121            179
  Depreciation                            150           150            439            459
  Interest                                167           172            508            517
  Property taxes                           62            70            186            200
       Total expenses                     903           836          2,646          2,518

Loss from continuing operations          (126)          (87)          (426)           (307)
Gain on sale of discontinued
  operations (Note A)                      --            --            124             --
Income from discontinued
  operations (Note A)                      --            10             --             185

Net loss                              $ (126)        $ (77)         $ (302)        $ (122)

Net loss allocated
  to general partners (1%)             $ (1)          $ (1)          $ (3)          $ (1)
Net loss allocated
  to limited partners (99%)              (125)          (76)          (299)          (121)

                                      $ (126)        $ (77)         $ (302)        $ (122)
Per limited partnership unit:
Loss from continuing operations       $ (2.27)      $ (1.56)       $ (7.68)       $ (5.53)
Gain on sale of discontinued
  operations                               --            --           2.25             --
Income from discontinued
  operations                               --          0.18             --           3.33
                                      $ (2.27)      $ (1.38)       $ (5.43)       $ (2.20)


         See Accompanying Notes to Consolidated Financial Statements

                            SHELTER PROPERTIES III
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partners    Partners     Total

Original capital contributions         55,000          $ 2        $27,500    $27,502

Partners' deficit at
   December 31, 2004                   55,000         $ (75)      $(3,962)   $(4,037)

Net loss for the nine months
   ended September 30, 2005                --             (3)        (299)      (302)

Partners' deficit at
   September 30, 2005                  55,000         $ (78)      $(4,261)   $(4,339)


         See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                     2005        2004
Cash flows from operating activities:
  Net loss                                                         $ (302)     $ (122)
  Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                     439          683
     Amortization of loan costs                                        10           14
     Bad debt expense                                                  49           92
     Gain on sale of discontinued operations                         (124)          --
     Casualty gain                                                    (21)         (86)
     Change in accounts:
      Receivables and deposits                                        (25)         (84)
      Other assets                                                    (23)         (97)
      Accounts payable                                                (75)          34
      Tenant security deposit liabilities                              24            3
      Accrued property taxes                                           (7)         (60)
      Other liabilities                                                (5)          31
      Due to affiliates                                               (70)          60
         Net cash (used in) provided by operating activities         (130)         468

Cash flows from investing activities:
  Property improvements and replacements                             (242)        (488)
  Net insurance proceeds received                                      28           91
  Net (deposits to) withdrawals from restricted escrows                (1)          95
         Net cash used in investing activities                       (215)        (302)

Cash flows from financing activities:
   Payments on mortgage notes payable                                (232)        (291)
   Advances received from affiliates                                  269          135
   Repayment of advances from affiliates                              (52)         (69)
         Net cash used in financing activities                        (15)        (225)

Net decrease in cash and cash equivalents                            (360)         (59)

Cash and cash equivalents at beginning of period                      475          192

Cash and cash equivalents at end of period                         $ 115        $ 133

Supplemental disclosure of cash flow information:
 Cash paid for interest                                            $ 496        $ 662

 Supplemental disclosure of non-cash activity:
  Property improvements and replacements in accounts payable        $ 14        $ 45


         See Accompanying Notes to Consolidated Financial Statements

                             SHELTER PROPERTIES III
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

Certain  2004  balances  have  been   reclassified  to  conform  with  the  2005
presentation.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the statements of operations for the three and nine months ended September 30, 2004 reflect the operations of Colony House Apartments as income from discontinued operations due to its sale in October 2004. Included in income from discontinued operations for the three and nine months ended September 30, 2004 is approximately $355,000 and $1,048,000, respectively, of revenues generated by the property. The additional gain on sale recognized during the nine months ended September 30, 2005 is due to a change in the estimated closing costs.

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

                                                          For the Nine Months Ended
                                                                September 30,
                                                              2005            2004
                                                                 (in thousands)
Net cash (used in) provided by operating activities         $ (130)          $ 468
  Payments on mortgage notes payable                          (232)           (291)
  Property improvements and replacements                      (242)           (488)
  Change in restricted escrow                                   (1)             95
  Changes in reserves for net operating assets                 132              21
     Net cash used in operations                            $ (473)         $ (195)

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $107,000 and $159,000 during the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses and income from discontinued operations.

An affiliate of the Corporate General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $79,000 and $176,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties. The portion of these reimbursements included in investment properties for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $5,000 and $43,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment properties. At September 30, 2005, the Partnership owed an affiliate of the Corporate General Partner approximately $16,000 in reimbursements of accountable administrative expenses, which is included in due to affiliates.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned. In connection with the sale of North River Village Apartments in 2002, the Corporate General Partner earned a commission of approximately $68,000 for its assistance in the sale. In connection with the sale of Colony House Apartments in 2004, the Corporate General Partner earned a commission of approximately $61,000. Payment of such commissions is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and the balance of approximately $314,000 is included in due to affiliates.

Pursuant to the Partnership Agreement, an affiliate of the Corporate General Partner advanced the Partnership approximately $269,000 and $135,000 during the nine months ended September 30, 2005 and 2004, respectively, to aid in the payment of property taxes at Essex Park Apartments. During the nine months ended September 30, 2005 and 2004, the Partnership repaid advances and accrued interest of approximately $60,000 and $69,000, respectively. Interest on advances is charged at the prime rate plus 2% or 8.75% at September 30, 2005. Interest expense was approximately $11,000 and $3,000 for the nine months ended September 30, 2005 and 2004, respectively. At September 30, 2005, the Partnership owed an affiliate of the Corporate General Partner approximately $221,000 in advances and accrued interest which is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $46,000 and $65,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Gain

In May 2003, one of the Partnership's investment properties, Colony House Apartments, incurred damages as a result of a hail storm. During the year ended December 31, 2003, approximately $151,000 of fixed assets and approximately $86,000 of accumulated depreciation were written off resulting in a net write off of approximately $65,000. During 2003, the property received approximately $244,000 in proceeds from the insurance company to repair the damage and recognized a casualty gain of approximately $179,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the nine months ended September 30, 2004, the Partnership received insurance proceeds of approximately $91,000 and wrote off approximately $5,000 of additional assets which resulted in a casualty gain of approximately $86,000. The casualty gain is included in income from discontinued operations due to the sale of the property in October 2004.

In March 2005, one of the Partnership's investment properties, Essex Park Apartments, incurred damages as a result of a fire. During the nine months ended September 30, 2005, the Partnership received insurance proceeds of approximately $28,000 and wrote off approximately $7,000 of undepreciated damaged assets which resulted in a casualty gain of approximately $21,000.

Note E - Subsequent Event

Subsequent to September 30, 2005, the Partnership entered into a sale contract with a third party to sell Essex Park Apartments for a purchase price of approximately $8,980,000. The anticipated closing date is January 31, 2006. For the nine months ended September 30, 2005 the property had total revenues of approximately $1,516,000 and net loss of approximately $179,000. The net book value of Essex Park Apartments assets at September 30, 2005 was approximately $3,367,000.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2005 and 2004:

                                                             Average
                                                            Occupancy
       Property                                        2005          2004

       Essex Park Apartments
          Columbia, South Carolina                     87%            88%

       Willowick Apartments (1)
          Greenville, South Carolina                   87%            91%

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

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2005 was approximately $126,000 and $302,000, respectively, compared to net loss of approximately $77,000 and $122,000 for the corresponding periods in 2004. The increase in net loss for the three month period ended September 30, 2005 is due to a decrease in income from discontinued operations and an increase in total expenses partially offset by an increase in total revenues. The increase in net loss for the nine month period ended September 30, 2005 is due to a decrease in income from discontinued operations and an increase in total expenses partially offset by a gain on sale of discontinued operations recognized in 2005.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the statements of operations for the three and nine months ended September 30, 2004 reflect the operations of Colony House Apartments as income from discontinued operations due to its sale in October 2004. Included in income from discontinued operations for the three and nine months ended September 30, 2004 is approximately $355,000 and $1,048,000, respectively, of revenues generated by the property. The additional gain on sale recognized during the nine months ended September 30, 2005 is due to a change in the estimated closing costs.

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

In March 2005, one of the Partnership's investment properties, Essex Park Apartments, incurred damages as a result of a fire. During the nine months ended September 30, 2005, the Partnership received insurance proceeds of approximately $28,000 and wrote off approximately $7,000 of undepreciated damaged assets which resulted in a casualty gain of approximately $21,000.

Excluding the income from discontinued operations and gain on sale of discontinued operations, the Partnership had loss from continuing operations of approximately $126,000 and $426,000 for the three and nine months ended September 30, 2005, respectively, compared to loss from continuing operations of approximately $87,000 and $307,000 for the corresponding periods in 2004. The increase in loss from continuing operations for the three month period is due to an increase in total expenses partially offset by an increase in total revenues. The increase in loss from continuing operations for the nine month period is due primarily to an increase in total expenses. Total revenues increased for the three month period due to an increase in rental income and the recognition of a casualty gain in 2005 partially offset by a decrease in other income. Total revenues for the nine month period remained relatively constant. Rental income for the three month period increased due to a decrease in bad debt expense at both investment properties. Other income decreased due to decreases in late charges and lease cancellation fees, primarily at Essex Park Apartments.

Total expenses increased for the three and nine months ended September 30, 2005 due to an increase in operating expense partially offset by decreases in general and administrative, property tax, and interest expenses. Depreciation expense decreased or the nine months ended September 30, 2005 due to assets at Willowick Apartments becoming fully depreciated. Operating expenses increased for the three and nine months ended September 30, 2005 due to an increase in payroll and related benefits, applicant screening costs and contract services at both investment properties. Property tax expense decreased due to a partial refund of the 2004 taxes at one of the Partnership's properties that resulted in a lower accrual for the 2005 period. Interest expense decreased as a result of regularly scheduled principal payments on the mortgages encumbering the Partnership's investment properties, partially offset by an increase in interest expense on advances from an affiliate of the Corporate General Partner.

General and administrative expenses for both periods decreased due to a decrease in the management reimbursements paid to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $115,000 compared to approximately $133,000 at September 30, 2004. Cash and cash equivalents decreased approximately $360,000 from December 31, 2004 due to approximately $130,000, $215,000 and $15,000 of cash used in operating, investing activities and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received. Cash used in financing activities consisted of payments of principal on the mortgages encumbering the Partnership's properties and repayment of advances from an affiliate of the Corporate General Partners partially offset by advances from an affiliate of the Corporate General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

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

Essex Park Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $160,000 of capital improvements at Essex Park Apartments, consisting primarily of structural improvements, maintenance equipment, and floor covering and appliance replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Willowick Apartments

During the nine months ended September 30, 2005, the Partnership completed approximately $96,000 of capital improvements at Willowick Apartments consisting primarily of major landscaping, electrical upgrades, and counter top, appliance, air conditioning unit, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering both of the investment properties of approximately $8,878,000 is amortized over 240 months and is scheduled to be fully amortized in January 2021.

No distributions were made during the nine months ended September 30, 2005 and 2004. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any distributions to its partners during the remainder of 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,382 limited partnership units (the "Units") in the Partnership representing 66.15% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.15% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to ake estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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

        (n) Multifamily Deed of Trust, Assignment of Rents, and Security Agreement dated December 15, 2000 between Shelter Properties III and Reilly Mortgage Group, Inc., a District of Columbia corporation, securing Colony House Apartments, Essex Park Apartments, and Willowick Apartments (filed as Exhibit 10(iii)(n) on Form 8-K February 1, 2001, and incorporated herein by reference).

                             SHELTER PROPERTIES III

10(iv)            Contracts related to disposition of properties:

        (c) Purchase and Sale Contract between Registrant and The Dama Realty Investors, LLC, dated August 18, 2004 (filed as exhibit 10 (iv)(c) on Form 8-K dated November 3, 2004, and incorporated herein by reference).

        (d) Assignment and Assumption of Real Estate Sale Agreement between The Dama Realty Investors, LLC and Colony House General Partnership, dated August 18, 2004 (filed as exhibit 10 (iv)(d) on Form 8-K dated November 3, 2004, and incorporated herein by reference).

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


Date:  November 14, 2005

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


Date:  November 14, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice   President  of  Shelter  Realty  III
                                    Corporation,   equivalent   of  the  chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Shelter Properties III Limited Partnership (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:


      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.