Form 10KSB
period 2005-12-31
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2006-03-28
CIK 353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-10260

SHELTER PROPERTIES III

(Name of small business issuer in its charter)

South Carolina	57-0718508
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina 29602

(Address of principal executive offices)

Issuer's telephone number

(864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes __ No _X_

State issuer's revenues for its most recent fiscal year.  $3,008,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

The following table sets forth the Partnership’s investments in properties:

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

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Essex Park Apartments	$11,643	$ 8,271	5-36 yrs	S/L	$1,738

Willowick Apartments	5,699	4,191	5-32 yrs	S/L	838

Totals	$17,342	$12,462			$2,576

See "Note A – Organization and Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Essex Park Apartments
1st mortgage	$ 6,098	7.22%	240 months	01/01/21	$ --

Willowick Apartments
1st mortgage	2,700	7.22%	240 months	01/01/21	--
Total	$ 8,798				$ --

(1)

Fixed rate mortgages.

(2)

See "Note B – Mortgage Notes Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for each property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004

Essex Park Apartments	$ 6,521	$ 6,444	89%	89%

Willowick Apartments	5,612	5,669	88%	89%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive.  Both of the properties are subject to competition from other residential apartment complexes in the area.  The Corporate General Partner believes that the properties are adequately insured.  The properties are apartment complexes which lease units for lease terms of one year or less.  As of December 31, 2005, no tenant leases 10% or more of the available rental space.  Both of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2005 for each property were as follows:

	2005	2005
	Billings	Rates
	(in thousands)

Essex Park Apartments	$188	35.67%
Willowick Apartments	50	34.01%

Capital Improvements

Essex Park Apartments

During the year ended December 31, 2005, the Partnership completed approximately $264,000 of capital improvements at the property, consisting primarily of structural improvements, maintenance equipment, miniblinds and floor covering and appliance replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Willowick Apartments

During the year ended December 31, 2005, the Partnership completed approximately $142,000 of capital improvements at the property, consisting primarily of countertop, appliance, air conditioning unit, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, advances from an affiliate of the Corporate General Partner, or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 54,800 limited partnership units (the “Units”) aggregating $27,400,000. An additional 200 Units were purchased by the Corporate General Partner. The Partnership currently has 1,150 holders of record owning an aggregate of 55,000 Units.  Affiliates of the Corporate General Partner own 36,382 Units or approximately 66.15% at December 31, 2005. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit

Sale Proceeds (1)	$ --	$ --	$ 3,270	$ 59.45

(1)

From the sale of Colony House Apartments in October 2004.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the significant amounts accrued and payable to affiliates of the Corporate General Partner at December 31, 2005, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners during 2006 or subsequent periods.  See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,382 Units in the Partnership representing 66.15% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.15% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Corporate General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Corporate General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Corporate General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Corporate General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the year ended December 31, 2005 was approximately $367,000, compared to a net income of approximately $4,075,000 for the year ended December 31, 2004.  The increase in net loss was primarily due to the recognition of a gain on the sale of discontinued operations in 2004.

On October 29, 2004, the Partnership sold Colony House Apartments to a third party for net proceeds of approximately $7,100,000 after payment of closing costs. During the year ended December 31, 2004 the Partnership realized a gain of approximately $4,427,000 as a result of the sale. The Partnership used approximately $3,199,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $91,000 as a result of unamortized loan costs being written off. This amount is included in income from discontinued operations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the statements of operations included in “Item 7. Financial Statements” reflect the operations of Colony House Apartments as income from discontinued operations. Included in income from discontinued operations for the year ended December 31, 2004 is approximately $1,120,000 of revenues generated by the property. The additional gain on sale recognized during the year ended December 31, 2005 is due to a change in the estimated closing costs.

In May 2003, one of the Partnership's investment properties, Colony House Apartments, incurred damages as a result of a hail storm. During the year ended December 31, 2003, approximately $151,000 of property improvements and replacements and approximately $86,000 of accumulated depreciation were written off resulting in a net write off of approximately $65,000. During 2003, the property received approximately $244,000 in proceeds from the insurance company to repair the damage and recognized a casualty gain of approximately $179,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the year ended December 31, 2004, the Partnership received additional proceeds of approximately $91,000 and wrote off approximately $5,000 of additional net assets, which resulted in an additional gain of approximately $86,000. This amount is included in income from discontinued operations.

In March 2005, one of the Partnership's investment properties, Essex Park Apartments, incurred damages as a result of a fire.  During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $45,000 and wrote off approximately $9,000 of undepreciated damaged assets which resulted in a casualty gain of approximately $36,000.

Excluding the income from discontinued operations and gain on sale of discontinued operations, the Partnership’s loss from continuing operations was approximately $491,000 and $391,000 for the years ended December 31, 2005 and 2004, respectively. The increase in loss from continuing operations is due to an increase in total expenses partially offset by an increase in total revenues.  Total revenues for the year ended December 31, 2005 increased due to an increase in rental income and the recognition of a casualty gain in 2005 partially offset by a decrease in other income.  Rental income increased due to a decrease in bad debt expense at both investment properties and an increase in the average rental rate at Essex Park Apartments, partially offset by a decrease in occupancy and the average rental rate at Willowick Apartments.  Other income decreased due to decreases in late charges offset slightly by an increase in lease cancellation fees at both investment properties.

Total expenses increased due to an increase in operating expense partially offset by decreases in general and administrative, depreciation, and interest expense.  Operating expenses increased due to increases in advertising, property, administrative, and insurance expense. Advertising expense increased due to an increase in other advertising at both investment properties and an increase in web advertising at Willowick Apartments.   Property expense increased due to an increase in payroll and employee related benefits at both investment properties offset slightly by a decrease in water and sewer utilities at Willowick Apartments. Administrative expenses increased due to an increase in ad valorem tax services at Willowick Apartments and an increase in temporary employees and tenant application process at Essex Park Apartments.  Insurance expense increased due to an increase in the hazard insurance premiums at Essex Park Apartments.  Depreciation expense decreased due to assets at Willowick Apartments becoming fully depreciated.  Interest expense decreased as a result of regularly scheduled principal payments on the mortgages encumbering the Partnership’s investment properties, partially offset by an increase in interest expense on advances from an affiliate of the Corporate General Partner.

General and administrative expense decreased due to a decrease in the cost of services included in the management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $138,000 compared to approximately $475,000 at December 31, 2004.  The decrease in cash and cash equivalents of approximately $337,000 is due to approximately $134,000 and $324,000 of cash used in operating and investing activities, respectively, partially offset by approximately $121,000 of cash provided by financing activities.  Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received.  Cash provided by financing consisted of advances received from an affiliate of the Corporate General Partner partially offset by principal payments on the mortgages encumbering the Partnership’s properties and by repayment of advances from an affiliate of the Corporate General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering both of the investment properties of approximately $8,798,000 is amortized over 240 months and is scheduled to be fully amortized in January 2021.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit

Sale Proceeds (1)	$ --	$ --	$ 3,270	$ 59.45

(1)

From the sale of Colony House Apartments in October 2004.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at December 31, 2005, the Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners during 2006 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,382 limited partnership units (the “Units”) in the Partnership representing 66.15% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.15% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The following may require a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

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

Financial Statements

SHELTER PROPERTIES III

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties III

We have audited the accompanying consolidated balance sheet of Shelter Properties III as of December 31, 2005, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties III at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

SHELTER PROPERTIES III

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 138
Receivables and deposits		116
Restricted escrows		85
Other assets		459
Investment properties (Notes B, E & F):
Land	$ 762
Buildings and related personal property	16,580
	17,342
Less accumulated depreciation	(12,462)	4,880
		$ 5,678

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 93
Tenant security deposit liabilities		81
Accrued property taxes		38
Other liabilities		273
Due to affiliates (Note D)		799
Mortgage notes payable (Note B)		8,798

Partners' Deficit
General partners	$ (79)
Limited partners (55,000 units issued and
outstanding)	(4,325)	(4,404)
		$ 5,678

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$ 2,692	$ 2,643
Other income	280	320
Casualty gain (Note G)	36	--
Total revenues	3,008	2,963

Expenses:
Operating	1,816	1,594
General and administrative	173	217
Depreciation	592	610
Interest	677	687
Property taxes	241	246
Total expenses	3,499	3,354

Loss from continuing operations	(491)	(391)

Income from discontinued operations (Note A)	--	39
Gain on sale of discontinued operations (Note F)	124	4,427
Net (loss) income (Note C)	$ (367)	$ 4,075

Net loss allocated to general partner	$ (4)	$ (4)
Net (loss) income allocated to limited partners	(363)	4,079
	$ (367)	$ 4,075
Per limited partnership unit:
Loss from continuing operations	$ (8.85)	$ (7.04)
Income from discontinued operations	--	0.71
Gain on sale of discontinued operations	2.25	80.49
Net (loss) income	$ (6.60)	$ 74.16

Distributions per limited partnership unit	$ --	$ 59.45

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	55,000	$ 2	$27,500	$27,502

Partners' deficit at
December 31, 2003	55,000	$ (71)	$ (4,771)	$ (4,842)

Distributions to partners	--	--	(3,270)	(3,270)

Net (loss) income for the year
ended December 31, 2004	--	(4)	4,079	4,075

Partners' deficit at
December 31, 2004	55,000	(75)	(3,962)	(4,037)

Net loss for the year
ended December 31, 2005	--	(4)	(363)	(367)

Partners' deficit at
December 31, 2005	55,000	$ (79)	$(4,325)	$(4,404)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$ (367)	$ 4,075
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Gain on sale of discontinued operations	(124)	(4,427)
Casualty gain	(36)	(86)
Depreciation	592	833
Amortization of loan costs	13	18
Bad debt expense	61	129
Loss on early extinguishment of debt	--	91
Change in accounts:
Receivables and deposits	(36)	(127)
Other assets	(11)	(20)
Accounts payable	(15)	(23)
Tenant security deposit liabilities	26	(20)
Accrued property taxes	(155)	(135)
Due to affiliate	(38)	151
Other liabilities	(44)	(21)
Net cash (used in) provided by operating
activities	(134)	438

Cash flows from investing activities:
Net proceeds from sale of investment property	--	7,100
Insurance proceeds	45	91
Property improvements and replacements	(368)	(598)
Net (deposits to) withdrawals from restricted escrows	(1)	95
Net cash (used in) provided by investing
activities	(324)	6,688

Cash flows from financing activities:
Payments on mortgage notes payable	(312)	(374)
Advances from affiliates	485	169
Repayment of advances from affiliates	(52)	(169)
Repayment of mortgage note payable	--	(3,199)
Distributions to partners	--	(3,270)
Net cash provided by (used in) financing
activities	121	(6,843)

Net (decrease) increase in cash and cash equivalents	(337)	283

Cash and cash equivalents at beginning of year	475	192

Cash and cash equivalents at end of year	$ 138	$ 475

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 656	$ 848
Supplemental disclosure of non-cash flow information:
Property improvements and replacements in accounts
payable	$ 38	$ --

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

Notes to Consolidated Financial Statements

December 31, 2005

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

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of operations for the year ended December 31, 2005 and December 31, 2004 reflect the operations of Colony House Apartments as income from discontinued operations due to the sale of the property in 2004.

Certain 2004 balances have been reclassified to conform with the 2005 presentation.

Principles of Consolidation

The financial statements include all of the accounts of the Partnership and its 99.99% owned partnerships. The Corporate General Partner of the consolidated partnerships is Shelter Realty III Corporation.  Shelter Realty III Corporation may be removed as the general partner of the consolidated partnership by the Partnership; therefore, the consolidated partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions

Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.  The Partnership Agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to consolidated financial statements, whenever "net cash from operations" is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying consolidated statements of cash flows captioned "net cash (used in) provided by operating activities" to "net cash used in operations", as defined in the Partnership Agreement. However, "net cash (used in) provided by operations" should not be considered an alternative to net (loss) income as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

	Years Ended
	December 31,
	2005	2004
	(in thousands)

Net cash (used in) provided by operating activities	$ (134)	$ 438
Property improvements and replacements	(368)	(598)
Payments on mortgage notes payable	(312)	(374)
Changes in restricted escrows, net	(1)	95
Changes in reserves for net operating assets/
Liabilities	212	66
Net cash used in operations	$ (603)	$ (373)

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

Undistributed Net Proceeds from Property Sales

At December 31, 2005 undistributed proceeds from property sales amounted to approximately $314,000 which is payable to the general partners for related sales commissions when certain levels of return are received by the limited partners (See "Note D").

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net loss as shown in the consolidated statements of operations and consolidated statements of changes in partners' deficit for 2005 was allocated 99% to the limited partners and 1% to the general partners. Net (loss) income per limited partnership unit for each year was computed as 99% of net (loss) income divided by 55,000 average units outstanding.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments.  The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt approximates its carrying value.

Other Reserves

The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The change in other reserves was an increase of approximately $212,000 and $66,000 in 2005 and 2004, respectively. The amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposits liabilities, accrued taxes, and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, in banks and money market accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $137,000 at December 31, 2005, that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs

Loan costs of approximately $258,000, less accumulated amortization of approximately $65,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for the years 2005 and 2004 was approximately $13,000 and $18,000 respectively and is included in interest expense and income from discontinued operations. Amortization expense is expected to be approximately $13,000 for each of the years 2006 through 2010.

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

Investment Properties

Investment properties consist of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes, or operating costs during the years ended December 31, 2005 and 2004.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Advertising

The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $81,000 and $84,000 for the years ended December 31, 2005 and 2004, respectively, are included in operating expense and income from discontinued operations.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Mortgage Notes Payable

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Property
Essex Park Apartments
1st mortgage	$ 6,098	$ 55	7.22%	01/01/21	$ --

Willowick Apartments
1st mortgage	2,700	25	7.22%	01/01/21	--

Total	$ 8,798	$ 80	$ --

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties.  Both of the mortgage notes include prepayment penalties if repaid prior to maturity.  Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2005 are as follows (in thousands):

2006	$ 335
2007	360
2008	387
2009	415
2010	446
Thereafter	6,855
$ 8,798

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

	2005	2004

Net (loss) income as reported	$ (367)	$ 4,075
Add (deduct):
Depreciation differences	256	429
Change in prepaid rental	39	(53)
Gain on sale	--	1,419
Casualty	(36)	--
Other	(78)	(80)

Federal taxable (loss) income	$ (186)	$ 5,790

Federal taxable (loss) income per limited
partnership unit	$ (2.43)	$104.21

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$(4,404)
Land and buildings	2,726
Accumulated depreciation	(5,030)
Syndication fees	3,235
Other	400
Net liabilities - tax basis	$(3,073)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $147,000 and $203,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses and income from discontinued operations.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $112,000 and $218,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $12,000 and $53,000, respectively.  At December 31, 2005, the Partnership owed approximately $42,000 for accountable administrative expenses, which is included in due to affiliates.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned.  In connection with the sale of North River Village Apartments in 2002, the Corporate General Partner earned a commission of approximately $68,000 for its assistance in the sale.  In connection with the sale of Colony House Apartments in 2004, the Corporate General Partner earned a commission of approximately $61,000.  Payment of such commissions is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and the balance of approximately $314,000 is included in due to affiliates in the accompanying consolidated balance sheet at December 31, 2005.

Pursuant to the Partnership Agreement, an affiliate of the Corporate General Partner advanced the Partnership approximately $485,000 and $169,000 during the years ended December 31, 2005 and 2004, respectively, for property taxes at Essex Park Apartments and for operating expenses at both Essex Park Apartments and Willowick Apartments. During the years ended December 31, 2005 and 2004, the Partnership repaid advances and accrued interest of approximately $60,000 and $173,000, respectively. Interest on advances was charged at the prime rate plus 2%, or 9.25% at December 31, 2005.  Interest expense was approximately $18,000 and $4,000 for the years ended December 31, 2005 and 2004, respectively.  At December 31, 2005, the Partnership owed an affiliate of the Corporate General Partner approximately $443,000 in advances and accrued interest which is included in due to affiliates. Subsequent to December 31, 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $21,000 to fund operations at Essex Park Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2005 and 2004, the Partnership paid AIMCO and its affiliates approximately $48,000 and $65,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,382 limited partnership units (the “Units”) in the Partnership representing 66.15% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.15% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E – Investment Properties and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Essex Park Apartments
Columbia, South Carolina	$ 6,098	$ 473	$ 7,406	$ 3,764
Willowick Apartments
Greenville, South Carolina	2,700	289	3,563	1,847
Totals	$ 8,798	$ 762	$10,969	$ 5,611

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years

Essex Park
Columbia, South
Carolina	$ 473	$11,170	$11,643	$ 8,271	1973	10/29/81	5-36
Willowick
Greenville, South
Carolina	289	5,410	5,699	4,191	1974	06/30/82	5-32
Totals	$ 762	$16,580	$17,342	$12,462

Reconciliation of "investment properties and accumulated depreciation":

	December 31,
	2005	2004
	(in thousands)
Investment Properties
Balance at beginning of year	$16,962	$23,590
Property improvements and replacements	406	598
Sale of investment property	--	(7,203)
Disposal of property	(26)	(23)
Balance at end of year	$17,342	$16,962

Accumulated Depreciation
Balance at beginning of year	$11,887	$15,843

Additions charged to expense	592	833
Sale of investment property	--	(4,771)
Disposal of property	(17)	(18)
Balance at end of year	$12,462	$11,887

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2005 and 2004, is approximately $20,068,000 and $19,715,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004, is approximately $17,492,000 and $17,155,000, respectively.

Note F – Disposition of Investment Property

On October 29, 2004, the Partnership sold Colony House Apartments to a third party for net proceeds of approximately $7,100,000 after payment of closing costs. During the year ended December 31, 2004, the Partnership realized a gain of approximately $4,427,000 as a result of the sale. The Partnership used approximately $3,199,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $91,000 as a result of unamortized loan costs being written off. This amount is included in income from discontinued operations. In accordance with SFAS 144, the accompanying statements of operations reflect the operations of Colony House Apartments as income from discontinued operations. Included in income from discontinued operations for the year ended December 31, 2004 is approximately $1,120,000 of revenues generated by the property. The additional gain on sale recognized during the year ended December 31, 2005 is due to a change in the estimated closing costs.

Note G - Casualty

In May 2003, one of the Partnership's investment properties, Colony House Apartments, incurred damages as a result of a hail storm. During the year ended December 31, 2003, approximately $151,000 of property improvements and replacements and approximately $86,000 of accumulated depreciation were written off resulting in a net write off of approximately $65,000. During 2003, the property received approximately $244,000 in proceeds from the insurance company to repair the damage and recognized a casualty gain of approximately $179,000 as a result of the difference between the proceeds received and the net book value of the buildings which were damaged. During the year ended December 31, 2004, the Partnership received additional proceeds of approximately $91,000 and wrote off approximately $5,000 of additional net assets, which resulted in an additional gain of approximately $86,000. This amount is included in income from discontinued operations.

In March 2005, one of the Partnership's investment properties, Essex Park Apartments, incurred damages as a result of a fire.  During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $45,000 and wrote off approximately $9,000 of undepreciated damaged assets which resulted in a casualty gain of approximately $36,000.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Corporate General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Corporate General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial

            Disclosures

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as a Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the Corporate General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Corporate General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Corporate General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Corporate General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Corporate General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2005, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Limited Partnership Units of the Partnership.

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $147,000 and $203,000 for the years ended December 31, 2005 and 2004, respectively, which are included in operating expenses and income from discontinued operations.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $112,000 and $218,000 for the years ended December 31, 2005 and 2004, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $12,000 and $53,000, respectively.  At December 31, 2005, the Partnership owed approximately $42,000 for accountable administrative expenses, which is included in due to affiliates.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned.  In connection with the sale of North River Village Apartments in 2002, the Corporate General Partner earned a commission of approximately $68,000 for its assistance in the sale.  In connection with the sale of Colony House Apartments in 2004, the Corporate General Partner earned a commission of approximately $61,000.  Payment of such commissions is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and the balance of approximately $314,000 is included in due to affiliates in the accompanying consolidated balance sheet included in “Item 7. Financial Statements”.

Pursuant to the Partnership Agreement, an affiliate of the Corporate General Partner advanced the Partnership approximately $485,000 and $169,000 during the years ended December 31, 2005 and 2004, respectively, for property taxes at Essex Park Apartments and for operating expenses at both Essex Park Apartments and Willowick Apartments. During the years ended December 31, 2005 and 2004, the Partnership repaid advances and accrued interest of approximately $60,000 and $173,000, respectively. Interest on advances was charged at the prime rate plus 2%, or 9.25% at December 31, 2005.  Interest expense was approximately $18,000 and $4,000 for the years ended December 31, 2005 and 2004, respectively.  At December 31, 2005, the Partnership owed an affiliate of the Corporate General Partner approximately $443,000 in advances and accrued interest which is included in due to affiliates. Subsequent to December 31, 2005, an affiliate of the Corporate General Partner advanced the Partnership approximately $21,000 to fund operations at Essex Park Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2005 and 2004, the Partnership paid AIMCO and its affiliates approximately $48,000 and $65,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,382 limited partnership units (the “Units”) in the Partnership representing 66.15% of the outstanding Units at December 31, 2005.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.15% of the outstanding Units, AIMCO is in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2006. The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $41,000 and $42,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $11,000 and $15,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES III

By: Shelter Realty III Corporation
Corporate General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 28, 2006

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Harry G. Alcock	Director and Executive	Date: March 28, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 28, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 28, 2006
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

10(i)

Contracts related to acquisition of properties:

       (b)

Purchase Agreement dated July 31, 1981, between Southern Associates Limited Partnership and U.S. Shelter Corporation to purchase Essex Park Apartments.**

**Filed as Exhibits 12(a) and 12(b), respectively, to Amendment No. 1 of Registration Statement No. 2-72567 of Registrant filed September 2, 1981 and incorporated herein by reference.

       (e)

Purchase Agreement dated May 14, 1982 between Lincoln Willowick Greenville Associates and U.S. Shelter Corporation to purchase Willowick Apartments.  [Filed with Form 8-K of Registrant dated May 14, 1982 and incorporated herein by reference.]

10(iii)

Contracts related to refinancing of debt:

(m)

Multifamily Note dated December 15, 2000 between Shelter Properties III and Reilly Mortgage Group, Inc., a District of Columbia corporation securing Colony House Apartments, Essex Park Apartments, and Willowick Apartments (filed as Exhibit 10(iii)(m) on Form 8-K dated February 1, 2001 and incorporated herein by reference).

(n)

Multifamily Deed of Trust, Assignment of Rents, and Security Agreement dated December 15, 2000 between Shelter Properties III and Reilly Mortgage Group, Inc., a District of Columbia corporation, securing Colony House Apartments, Essex Park Apartments, and Willowick Apartments (filed as Exhibit 10(iii)(n) on Form 8-K dated February 1, 2001 and incorporated herein by reference).

10(iv)

Contracts related to disposition of properties:

(c)

Purchase and Sale Contract between Registrant and The Dama Realty Investors, LLC, dated August 18, 2004 (filed as exhibit 10 (iv)(c) on Form 8-K dated November 3, 2004 and incorporated herein by reference).

(d)

Assignment and Assumption of Real Estate Sale Agreement between The Dama Realty Investors, LLC and Colony House General Partnership, dated August 18, 2004 (filed as exhibit 10 (iv)(d) on Form 8-K dated November 3, 2004 and incorporated herein by reference).

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

Date:  March 28, 2006

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

Date: March 28, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty III Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Shelter Properties III Limited Partnership (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 28, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 28, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.