Form 10QSB
period 2006-03-31
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2006-05-12
CIK 353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SHELTER PROPERTIES III

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 92
Receivables and deposits		115
Restricted escrow		85
Other assets		488
Investment properties:
Land	$ 762
Buildings and related personal property	16,679
	17,441
Less accumulated depreciation	(12,609)	4,832
		$ 5,612

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 107
Tenant security deposit liabilities		82
Accrued property taxes		101
Other liabilities		230
Due to affiliates (Note C)		857
Mortgage notes payable		8,717

Partners' Deficit
General partners	$ (80)
Limited partners (55,000 units issued and
outstanding)	(4,402)	(4,482)
		$ 5,612

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental income	$ 691	$ 645
Other income	79	69
Total revenues	770	714

Expenses:
Operating	423	427
General and administrative	42	40
Depreciation	147	144
Interest	172	171
Property taxes	64	70
Total expenses	848	852

Loss from continuing operations	(78)	(138)
Gain on sale of discontinued operations	--	124

Net loss	$ (78)	$ (14)

Net loss allocated to general partner	$ (1)	$ (1)
Net loss allocated to limited partners	(77)	(13)

	$ (78)	$ (14)
Per limited partnership unit:
Loss from continuing operations	$ (1.40)	$ (2.49)
Gain on sale of discontinued operations	--	2.25

Net loss per limited partnership unit	$ (1.40)	$ (0.24)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	55,000	$ 2	$27,500	$27,502

Partners' deficit at
December 31, 2005	55,000	$ (79)	$(4,325)	$(4,404)

Net loss for the three months
ended March 31, 2006	--	(1)	(77)	(78)

Partners' deficit at
March 31, 2006	55,000	$ (80)	$(4,402)	$(4,482)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (78)	$ (14)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	147	144
Amortization of loan costs	3	3
Gain on sale of discontinued operations	--	(124)
Bad debt expense	16	17
Change in accounts:
Receivables and deposits	(15)	22
Other assets	(32)	(27)
Accounts payable	43	(65)
Tenant security deposit liabilities	1	5
Accrued property taxes	63	(122)
Due to affiliate	38	(86)
Other liabilities	(43)	(97)
Net cash provided by (used in) operating activities	143	(344)

Cash flows used in investing activities:
Property improvements and replacements	(128)	(50)

Cash flows from financing activities:
Payments on mortgage notes payable	(81)	(76)
Advances from an affiliate	20	193
Net cash (used in) provided by financing activities	(61)	117

Net decrease in cash and cash equivalents	(46)	(277)
Cash and cash equivalents at beginning of period	138	475

Cash and cash equivalents at end of period	$ 92	$ 198

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 158	$ 164

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 9	$ --

Included in property improvements and replacements for the three months ended March 31, 2006 is approximately $38,000 which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Reconciliation of Cash Flows

As required by the Partnership Agreement, the following is a reconciliation of "Net cash provided by (used in) operating activities" in the accompanying consolidated statements of cash flows to "Net cash from operations", as defined in the Partnership Agreement. However, "Net cash from operations" should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

	For the Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Net cash provided by (used in) operating activities	$ 143	$ (344)
Payments on mortgage notes payable	(81)	(76)
Property improvements and replacements	(128)	(50)
Changes in reserves for net operating
assets/liabilities	(55)	370
Net cash used in operations	$ (121)	$ (100)

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $39,000 and $35,000 during the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $43,000 and $26,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the three months ended March 31, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $17,000 and $1,000, respectively.  At March 31, 2006, the Partnership owed approximately $68,000 for accountable administrative expenses, which is included in due to affiliates on the accompanying consolidated balance sheet.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned.  In connection with the sale of North River Village Apartments in 2002, the Corporate General Partner earned a commission of approximately $68,000 for its assistance in the sale.  In connection with the sale of Colony House Apartments in 2004, the Corporate General Partner earned a commission of approximately $61,000.  Payment of such commissions is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and the balance of approximately $314,000 is included in due to affiliates on the accompanying consolidated balance sheet at March 31, 2006.

Pursuant to the Partnership Agreement, an affiliate of the Corporate General Partner advanced the Partnership approximately $20,000 and $193,000 during the three months ended March 31, 2006 and 2005, respectively, to aid in the payment of outstanding payables and property taxes at Essex Park Apartments. Interest on advances is charged at the prime rate plus 2%, or 9.75% at March 31, 2006. Interest expense was approximately $20,000 and $3,000 for the three months ended March 31, 2006 and 2005, respectively. At March 31, 2006, the Partnership owed an affiliate of the Corporate General Partner approximately $475,000 in advances and accrued interest which is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the three months ended March 31, 2006, the

Partnership was charged by AIMCO and its affiliates approximately $55,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $48,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note D – Casualty Event

During December 2005, one of the Partnership’s investment property, Willowick Apartments, incurred storm damage of approximately $16,000. The Corporate General Partner anticipates that insurance proceeds to be received will be sufficient to cover estimated repairs and no casualty loss will result from this event.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2006 and 2005:

	Average
	Occupancy
Property	2006	2005

Essex Park Apartments
Columbia, South Carolina (1)	90%	86%

Willowick Apartments
Greenville, South Carolina (2)	92%	85%

(1)

The Corporate General Partner attributes the increase in occupancy at Essex Park Apartments to implementation of a website which increased traffic to the property.

(2)

The Corporate General Partner attributes the increase in occupancy at Willowick Apartments to improved customer service and increased advertising.

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2006 was approximately $78,000 as compared to a net loss of approximately $14,000 for the three months ended March 31, 2005. The increase in the net loss is primarily due to a decrease in gain on sale of discontinued operations.

The Partnership sold Colony House Apartments to a third party during the fourth quarter of 2004 and realized a gain of approximately $4,427,000 as a result of the sale. The additional gain on sale recognized during the three months ended March 31, 2005 is due to a change in the estimated closing costs.

Excluding the gain on sale of discontinued operations, the Partnership had loss from continuing operations of approximately $78,000 and $138,000 for the three months ended March 31, 2006 and 2005, respectively.  The decrease in loss from continuing operations for the three months ended March 31, 2006 is due to an increase in total revenues and a decrease in total expenses. Total revenues increased due to an increase in rental and other income.  Rental income increased due to increases in occupancy and the average rental rates at both investment properties.  Other income increased due to an increase in cleaning fees at Willowick Apartments and an increase in late charges and resident utility payments at Essex Park Apartments.

Total expenses decreased due to decreases in operating and property tax expenses.  Interest and depreciation expenses remained relatively constant.  The decrease in operating expense is due to decreases in property and administrative expenses.  Property expenses decreased due to decreases in payroll and related benefits at Essex Park Apartments.  Administrative expense decreased due to a decrease in ad valorem tax at Willowick Apartments. Property tax expense decreased due to a decrease in the assessed value of Willowick Apartments.

Included in general and administrative expense for the three months ended March 31, 2006 and 2005 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $92,000 compared to approximately $198,000 at March 31, 2005. The decrease in cash and cash equivalents of approximately $46,000 from December 31, 2005 is due to approximately $128,000 and $61,000 of cash used in investing and financing activities, respectively, partially offset by approximately $143,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's investment properties partially offset by advances received from an affiliate of the Corporate General Partner. The Partnership invests its working capital in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance.  For example, the

Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  Capital improvements planned for the Partnership’s properties are detailed below.

Essex Park Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $59,000 of capital improvements at Essex Park Apartments, consisting primarily of structural upgrades, floor covering replacements, and building improvements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Willowick Apartments

During the three months ended March 31, 2006, the Partnership completed approximately $40,000 of capital improvements at Willowick Apartments consisting primarily of recreational facility upgrades and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering both of the investment properties of approximately $8,717,000 is amortized over 240 months and is scheduled to be fully amortized in January 2021.

No distributions were made during the three months ended March 31, 2006 and 2005.  Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of refinancings and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at March 31, 2006, there can be no assurance, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,382 limited partnership units (the "Units") in the Partnership representing 66.15% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO

Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.15% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of the properties may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the properties.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 12, 2006

SHELTER PROPERTIES III

EXHIBIT INDEX

Exhibit

Description

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

(n)

Multifamily Deed of Trust, Assignment of Rents, and Security Agreement dated December 15, 2000 between Shelter Properties III and Reilly Mortgage Group, Inc., a District of Columbia corporation, securing Colony House Apartments, Essex Park Apartments, and Willowick Apartments (filed as Exhibit 10(iii)(n) on Form 8-K February 1, 2001 and incorporated herein by reference).

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

Date:  May 12, 2006

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

Date:  May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty III Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties III (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 12, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act, as amended.