Form 10QSB
period 2006-09-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2006-11-13
CIK 353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SHELTER PROPERTIES III

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2006

Assets
Cash and cash equivalents		$ 82
Receivables and deposits		115
Restricted escrow		86
Other assets		471
Investment properties:
Land	$ 762
Buildings and related personal property	17,036
	17,798
Less accumulated depreciation	(12,915)	4,883
		$ 5,637

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 62
Tenant security deposit liabilities		84
Accrued property taxes		192
Other liabilities		306
Due to affiliates (Note C)		1,150
Mortgage notes payable		8,549

Partners' Deficit
General partners	$ (82)
Limited partners (55,000 units issued and
outstanding)	(4,624)	(4,706)
		$ 5,637

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Rental income	$ 725	$ 682	$ 2,117	$ 1,987
Other income	83	74	246	212
Casualty gain (Note D)	--	21	10	21
Total revenues	808	777	2,373	2,220

Expenses:
Operating	487	485	1,384	1,392
General and administrative	38	39	120	121
Depreciation	159	150	461	439
Interest	175	167	518	508
Property taxes	64	62	192	186
Total expenses	923	903	2,675	2,646

Loss from continuing operations	(115)	(126)	(302)	(426)
Gain on sale of discontinued
operations (Note A)	--	--	--	124

Net loss	$ (115)	$ (126)	$ (302)	$ (302)

Net loss allocated
to general partners (1%)	$ (1)	$ (1)	$ (3)	$ (3)
Net loss allocated
to limited partners (99%)	(114)	(125)	(299)	(299)

	$ (115)	$ (126)	$ (302)	$ (302)
Per limited partnership unit:
Loss from continuing operations	$ (2.07)	$ (2.27)	$ (5.44)	$ (7.68)
Gain on sale of discontinued
operations	--	--	--	2.25
	$ (2.07)	$ (2.27)	$ (5.44)	$ (5.43)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	55,000	$ 2	$27,500	$27,502

Partners' deficit at
December 31, 2005	55,000	$ (79)	$(4,325)	$(4,404)

Net loss for the nine months
ended September 30, 2006	--	(3)	(299)	(302)

Partners' deficit at
September 30, 2006	55,000	$ (82)	$(4,624)	$(4,706)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (302)	$ (302)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	461	439
Amortization of loan costs	10	10
Bad debt expense	49	49
Gain on sale of discontinued operations	--	(124)
Casualty gain	(10)	(21)
Change in accounts:
Receivables and deposits	(48)	(25)
Other assets	(22)	(23)
Accounts payable	(26)	(75)
Tenant security deposit liabilities	3	24
Accrued property taxes	154	(7)
Other liabilities	33	(5)
Due to affiliates	112	(70)
Net cash provided by (used in) operating activities	414	(130)

Cash flows from investing activities:
Property improvements and replacements	(473)	(242)
Net insurance proceeds received	14	28
Net deposits to restricted escrow	(1)	(1)
Net cash used in investing activities	(460)	(215)

Cash flows from financing activities:
Payments on mortgage notes payable	(249)	(232)
Advances received from affiliates	239	269
Repayment of advances from affiliates	--	(52)
Net cash used in financing activities	(10)	(15)

Net decrease in cash and cash equivalents	(56)	(360)

Cash and cash equivalents at beginning of period	138	475

Cash and cash equivalents at end of period	$ 82	$ 115

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 470	$ 496
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 33	$ 14

Included in property improvements and replacements for the nine months ended September 30, 2006 is approximately $38,000, which were included in accounts payable at December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

	For the Nine Months Ended
	September 30,
	2006	2005
	(in thousands)
Net cash provided by (used in) operating activities	$ 414	$ (130)
Payments on mortgage notes payable	(249)	(232)
Property improvements and replacements	(473)	(242)
Change in restricted escrow	(1)	(1)
Changes in reserves for net operating
assets/liabilities	(255)	132
Net cash used in operations	$ (564)	$ (473)

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

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $117,000 and $107,000 during the nine months ended September 30, 2006 and 2005, respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $110,000 and $79,000 for the nine months ended September 30, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the nine months ended September 30, 2006 and 2005 are fees related to construction management services provided by an affiliate of the Corporate General Partner of approximately $37,000 and $5,000, respectively.  At September 30, 2006, the Partnership owed approximately $114,000 for accountable administrative expenses, which is included in due to affiliates on the accompanying consolidated balance sheet.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned.  In connection with the sale of North River Village Apartments in 2002, the Corporate General Partner earned a commission of approximately $68,000 for its assistance in the sale.  In connection with the sale of Colony House Apartments in 2004, the Corporate General Partner earned a commission of approximately $61,000.  Payment of such commissions is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and the balance of approximately $314,000 is included in due to affiliates on the accompanying consolidated balance sheet at September 30, 2006.

Pursuant to the Partnership Agreement, an affiliate of the Corporate General Partner advanced the Partnership approximately $239,000 and $269,000 during the nine months ended September 30, 2006 and 2005, respectively, to aid in the payment of outstanding payables at both investment properties and property taxes and capital improvements at Essex Park Apartments. Interest on advances is charged at the prime rate plus 2%, or 10.25% at September 30, 2006. Interest expense was approximately $40,000 and $11,000 for the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, the Partnership owed an affiliate of the Corporate General Partner approximately $722,000 in advances and accrued interest which is included in due to affiliates on the accompanying consolidated balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the nine months ended September 30, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $76,000 and $48,000, respectively, for hazard insurance coverage and fees associated with policy claims administration.

Note D – Casualty Events

During December 2005, one of the Partnership’s investment properties, Willowick  Apartments, incurred emergency clean up costs related to an ice storm.  During the nine months ended September 30, 2006, the Partnership received approximately $12,000 in insurance proceeds for the approximately $18,000 in clean up costs incurred and both amounts are included in operating expenses for the nine months ended September 30, 2006.

During May 2006, one of the Partnership’s investment properties, Essex Park Apartments, incurred approximately $25,000 in wind damage.  During the nine months ended September 30, 2006, the Partnership received insurance proceeds of approximately $14,000 and wrote off undepreciated damaged assets of approximately $4,000 resulting in a casualty gain of approximately $10,000.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s financial condition or results of operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine months ended September 30, 2006 and 2005:

	Average
	Occupancy
Property	2006	2005

Essex Park Apartments
Columbia, South Carolina (1)	90%	87%

Willowick Apartments
Greenville, South Carolina (2)	93%	87%

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2006 was approximately $115,000 and $302,000 as compared to net loss of approximately $126,000 and $302,000 for the corresponding periods in 2005. The decrease in net loss for the three month period is due to an increase in total revenues partially offset by an increase in total expenses.  Even though the net loss was constant for the nine month period, the net loss was effected by an increase in total revenues offset by a decrease in gain on sale of discontinued operations and an increase in total expenses

The Partnership sold Colony House Apartments to a third party during the fourth quarter of 2004 and recognized a gain of approximately $4,427,000 as a result of the sale. The additional gain on sale recognized during the nine months ended September 30, 2005 is due to a change in the estimated closing costs.

During December 2005, one of the Partnership’s investment properties, Willowick  Apartments, incurred emergency clean up costs related to an ice storm.  During the nine months ended September 30, 2006, the Partnership received approximately $12,000 in insurance proceeds for the approximately $18,000 in clean up costs incurred and both amounts are included in operating expenses for the nine months ended September 30, 2006.

During May 2006, one of the Partnership’s investment properties, Essex Park Apartments, incurred approximately $25,000 in wind damage.  During the nine months ended September 30, 2006, the Partnership received insurance proceeds of approximately $14,000 and wrote off undepreciated damaged assets of approximately $4,000 resulting in a casualty gain of approximately $10,000.

In March 2005, one of the Partnership's investment properties, Essex Park Apartments, incurred damages as a result of a fire.  During the nine months ended September 30, 2005, the Partnership received insurance proceeds of approximately $28,000 and wrote off approximately $7,000 of undepreciated damaged assets which resulted in a casualty gain of approximately $21,000.

Excluding the gain on sale of discontinued operations, the Partnership had loss from continuing operations of approximately $115,000 and $302,000 for the three  and nine months ended September 30, 2006 compared to loss from continuing operations of approximately $126,000 and $426,000 for the corresponding periods in 2005.  The decrease in loss from continuing operations for the three and nine months ended September 30, 2006 is due to an increase in total revenues partially offset by an increase in total expenses.  Total revenues increased due to an increase in rental and other income. Rental income increased due to increases in occupancy and the average rental rate at both investment properties.  Other income increased due to an increase in cleaning fees at Willowick Apartments and an increase in application fees at Essex Park Apartments.

Total expenses increased slightly for the three and nine month periods due to increases in interest and depreciation expense partially offset by a decrease in operating expense.  General and administrative and property tax expenses remained comparable for both periods.  Operating expense decreased for the three months ended September 30, 2006 due to decreases in advertising and maintenance expenses partially offset by increases in property and management fee expenses.  Operating expense decreased for the nine months ended September 30, 2006 due to decreases in advertising and maintenance expenses partially offset by increases in administrative and management fee expenses. Advertising expense decreased for both periods due to a decrease in newspaper and periodical advertising at Willowick Apartments. Maintenance expense decreased for both periods due to a decrease in contract services at Willowick Apartments. Management fees increased for both periods due to an increase in rental income at both investment properties as a result of increased occupancy and an increase in the average rental rate.   Property expenses increased for the three months ended September 30, 2006 due to increases in utilities  and payroll costs at Essex Park Apartments partially offset by a decrease in payroll costs at Willowick Apartments.  Administrative expense increased for the nine months ended September 30, 2006 due to an increase in turnover expense at Essex Park Apartments.  Interest expense increased for both periods due to an increase in interest expense on advances from an affiliate of the Corporate General Partner due to a higher average balance outstanding and an increase in the interest rate charged on such advances partially offset a decrease in interest expense on the mortgages encumbering the investment properties due to regularly scheduled principal payments, which reduced the carrying balance of the mortgages.  Depreciation expense increased for both periods due to property improvements and replacements placed into service during the past twelve months at Willowick Apartments.

Included in general and administrative expense for the three and nine months ended September 30, 2006 and 2005 are management reimbursements to the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2006, the Partnership had cash and cash equivalents of approximately $82,000 compared to approximately $115,000 at September 30, 2005. The decrease in cash and cash equivalents of approximately $56,000 from December 31, 2005 is due to approximately $460,000 and $10,000 of cash used in investing and financing activities, respectively, partially offset by approximately $414,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow account partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments on the mortgages encumbering the Partnership's investment properties partially offset by advances received from an affiliate of the Corporate General Partner. The Partnership invests its working capital in interest bearing accounts.

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

Essex Park Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $321,000 of capital improvements at Essex Park Apartments, consisting primarily of casualty repairs, building improvements, structural upgrades, kitchen and bath cabinet resurfacing, swimming pool improvements, and appliance and floor covering replacements.  These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.

Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Willowick Apartments

During the nine months ended September 30, 2006, the Partnership completed approximately $147,000 of capital improvements at Willowick Apartments consisting primarily of casualty repairs, building improvements, fitness equipment, office computers, recreational facility upgrades, and water heater, appliance and floor covering replacements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006.  Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Corporate General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering both of the investment properties of approximately $8,549,000 is amortized over 240 months and is scheduled to be fully amortized in January 2021.

No distributions were made during the nine months ended September 30, 2006 and 2005.  Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of refinancings and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at September 30, 2006, there can be no assurance, that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners during 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,382 limited partnership units (the "Units") in the Partnership representing 66.15% of the outstanding Units at September 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.15% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and the plaintiffs have responded.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES III

By: Shelter Realty III Corporation
Corporate General Partner

Date: November 13, 2006	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2006	By: /s/Stephen B. Waters
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

       (d)

Modification Agreement between Citibank, N.A. and Southern Associates Limited Partnership and a Title to Real Estate between Southern Associates Limited Partnership and Shelter Properties III to acquire Essex Park Apartments filed as Exhibit 4(d) to Form 10-K of Registrant for year ended December 31, 1987 and incorporated herein by reference.

10(i)

Contract related to acquisition of properties.

       (b)

Purchase Agreement dated July 31, 1981, between Southern Associated Limited Partnership and U.S. Shelter Corporation to purchase Essex Park Apartments filed as Exhibit 12(b) to Amendment No. 1 of Registration Statement No. 2-72567 of Registrant filed September 2, 1981 and incorporated herein by reference.

       (e)

Purchase Agreement dated May 14, 1982 between Lincoln Willowick Greenville Associates and U.S. Shelter Corporation to purchase Willowick Apartments.  [Filed with Form 8-K of Registrant dated May 14, 1982 and incorporated herein by reference.]

10(iii)

Contracts related to financing of debt:

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

SHELTER PROPERTIES III

EXHIBIT INDEX - CONTINUED

Exhibit

Description

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

Date:  November 13, 2006

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

Date:  November 13, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty III Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties III (the "Partnership"), for the quarterly period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: November 13, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: November 13, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act, as amended.