Form 10KSB
period 2006-12-31
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2007-03-20
CIK 353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes __ No _X_

State issuer's revenues for its most recent fiscal year.  $3,174,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

	Gross			Method
	Carrying	Accumulated	Depreciable	of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Essex Park Apartments	$12,237	$ 8,650	5-36 yrs	S/L	$2,131

Willowick Apartments	5,904	4,426	5-32 yrs	S/L	902

Totals	$18,141	$13,076			$3,033

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At	Stated			Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate (1)	Amortized	Date	Maturity (2)
	(in thousands)				(in thousands)

Essex Park Apartments
1st mortgage	$ 5,866	7.22%	240 months	01/01/21	$ --

Willowick Apartments
1st mortgage	2,597	7.22%	240 months	01/01/21	--
Total	$ 8,463				$ --

(1)

Fixed rate mortgages.

(2)

See "Note B – Mortgage Notes Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Partnership's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for each property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2006	2005	2006	2005

Essex Park Apartments	$ 6,631	$ 6,521	90%	89%

Willowick Apartments (1)	5,859	5,612	94%	88%

(1)

The Corporate General Partner attributes the increase in occupancy at Willowick Apartments to improved customer service.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive.  Both of the properties are subject to competition from other residential apartment complexes in the area.  The Corporate General Partner believes that the properties are adequately insured.  The properties are apartment complexes which lease units for lease terms of one year or less.  As of December 31, 2006, no tenant leases 10% or more of the available rental space.  Both of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2006 for each property were as follows:

	2006	2006
	Billings	Rates
	(in thousands)

Essex Park Apartments	$197	35.07%
Willowick Apartments	51	34.86%

Capital Improvements

Essex Park Apartments

During the year ended December 31, 2006, the Partnership completed approximately $606,000 of capital improvements at Essex Park Apartments, consisting primarily of casualty repairs, building improvements, structural upgrades, kitchen and bath cabinet resurfacing, swimming pool improvements, and appliance and floor covering replacements. These improvements were funded from operating cash flow, insurance proceeds, and advances from an affiliate of the Corporate General Partner. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Willowick Apartments

During the year ended December 31, 2006, the Partnership completed approximately $205,000 of capital improvements at Willowick Apartments, consisting primarily of building improvements, fitness equipment, office computers, recreational facility upgrades, and water heater, appliance, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Corporate General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Partnership Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 54,800 limited partnership units (the “Units”) aggregating $27,400,000. An additional 200 Units were purchased by the Corporate General Partner. The Partnership currently has 1,149 holders of record owning an aggregate of 55,000 Units.  Affiliates of the Corporate General Partner own 36,382 Units or approximately 66.15% at December 31, 2006. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

No distributions were made during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of refinancings and/or property sales.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners during 2007 or subsequent periods.  See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,382 Units in the Partnership representing 66.15% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.15% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2006 was approximately $412,000 as compared to net loss of approximately $367,000 for the corresponding period in 2005. The increase in net loss was primarily due to the recognition of a gain on sale of discontinued operations in 2005.

The Partnership sold Colony House Apartments to a third party during the fourth quarter of 2004 and recognized a gain of approximately $4,427,000 as a result of the sale. The additional gain on sale recognized during the year ended December 31, 2005 is due to a change in the estimated closing costs.

During December 2005, one of the Partnership’s investment properties, Willowick  Apartments, incurred emergency clean up costs related to an ice storm.  During the year ended December 31, 2006, the Partnership received approximately $12,000 in insurance proceeds for the approximately $18,000 in clean up costs incurred and both amounts are included in operating expenses for the year ended December 31, 2006.

During May 2006, one of the Partnership’s investment properties, Essex Park Apartments, incurred approximately $25,000 in wind damage.  During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $14,000 and wrote off undepreciated damaged assets of approximately $4,000 resulting in a casualty gain of approximately $10,000.

In March 2005, one of the Partnership's investment properties, Essex Park Apartments, incurred damages as a result of a fire.  During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $45,000 and wrote off approximately $9,000 of undepreciated damaged assets, which resulted in a casualty gain of approximately $36,000.

Excluding the gain on sale of discontinued operations, the Partnership had loss from continuing operations of approximately $412,000 for the year ended December 31, 2006 compared to loss from continuing operations of approximately $491,000 for the corresponding period in 2005.  The decrease in loss from continuing operations for the year ended December 31, 2006 is due to an increase in total revenues partially offset by an increase in total expenses.  Total revenues increased due to an increase in rental and other income partially offset by a decrease in casualty gain. Rental income increased due to increases in occupancy at both investment properties and the average rental rate at Essex Park Apartments.  Other income increased due to an increase in tenant utility reimbursements and an increase in application fees at both investment properties.

Total expenses increased for the year ended December 31, 2006 due to increases in interest, depreciation, property tax and operating expenses partially offset by a decrease in general and administrative expense.  Operating expense increased due to increases in administrative and management fee expenses.  Administrative expense increased primarily due to increases in common area cleaning and resident eviction and separation costs at Essex Park Apartments. Management fees increased due to an increase in rental income at both investment properties as a result of increased occupancy and an increase in the average rental rate. Interest expense increased due to an increase in interest expense on advances from an affiliate of the Corporate General Partner due to a higher average balance outstanding and an increase in the interest rate charged on such advances partially offset a decrease in interest expense on the mortgages encumbering the investment properties due to regularly scheduled principal payments, which reduced the carrying balance of the mortgages.  Depreciation expense increased due to property improvements placed into service during the past twelve months at both investment properties, partially offset by assets becoming fully depreciated at Essex Park Apartments.  Property tax expense increased as a result of an increase in the assessed value of Essex Park Apartments and an increase in the tax rate at Willowick Apartments.

General and administrative expenses decreased due to decreases in the cost of services included in the management reimbursements to the Corporate General Partner and in professional services for the year ended December 31, 2006. Also included in general and administrative expense for the years ended December 31, 2006 and 2005 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $43,000 compared to approximately $138,000 at December 31, 2005.  The decrease in cash and cash equivalents of approximately $95,000 is due to approximately $699,000 of cash used in investing activities partially offset by approximately $344,000 and $260,000 of cash provided by operating and financing activities, respectively.  Cash used in investing activities consisted of property improvements and replacements and net deposits to a restricted escrow account partially offset by insurance proceeds received.  Cash provided by financing consisted of advances received from an affiliate of the Corporate General Partner partially offset by principal payments on the mortgages encumbering the Partnership’s properties.  The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the investment properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the properties as well as the anticipated cash flow generated by the properties.  Capital expenditures will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Corporate General Partner.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering both of the investment properties of approximately $8,463,000 is amortized over 240 months and is scheduled to be fully amortized in January 2021.

No distributions were made during the years ended December 31, 2006 and 2005. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of refinancings and/or property sales.  The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners during 2007 or subsequent periods.  See “Item 2. Description of Properties – Capital Improvements” for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,382 Units in the Partnership representing 66.15% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.15% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The following may require a higher degree of judgment and complexity.

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

Financial Statements

SHELTER PROPERTIES III

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Shelter Properties III

We have audited the accompanying consolidated balance sheet of Shelter Properties III as of December 31, 2006, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shelter Properties III at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U. S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 15, 2007

SHELTER PROPERTIES III

CONSOLIDATED BALANCE SHEET
(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 43
Receivables and deposits		311
Restricted escrows		86
Other assets		258
Investment properties (Notes B, E & F):
Land	$ 762
Buildings and related personal property	17,379
	18,141
Less accumulated depreciation	(13,076)	5,065
		$ 5,763

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 229
Tenant security deposit liabilities		81
Other liabilities		253
Due to affiliates (Note D)		1,553
Mortgage notes payable (Note B)		8,463

Partners' Deficit
General partners	$ (83)
Limited partners (55,000 units issued and
outstanding)	(4,733)	(4,816)
		$ 5,763

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 2,846	$ 2,692
Other income	318	280
Casualty gain (Note F)	10	36
Total revenues	3,174	3,008

Expenses:
Operating	1,856	1,816
General and administrative	159	173
Depreciation	622	592
Interest	696	677
Property taxes	253	241
Total expenses	3,586	3,499

Loss from continuing operations	(412)	(491)

Gain on sale of discontinued operations (Note A)	--	124
Net loss (Note C)	$ (412)	$ (367)

Net loss allocated to general partners	$ (4)	$ (4)
Net loss allocated to limited partners	(408)	(363)
	$ (412)	$ (367)
Per limited partnership unit:
Loss from continuing operations	$ (7.42)	$ (8.85)
Gain on sale of discontinued operations	--	2.25
Net loss	$ (7.42)	$ (6.60)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	55,000	$ 2	$27,500	$27,502

Partners' deficit at
December 31, 2004	55,000	$ (75)	$ (3,962)	$ (4,037)

Net loss for the year
ended December 31, 2005	--	(4)	(363)	(367)

Partners' deficit at
December 31, 2005	55,000	(79)	(4,325)	(4,404)

Net loss for the year
ended December 31, 2006	--	(4)	(408)	(412)

Partners' deficit at
December 31, 2006	55,000	$ (83)	$(4,733)	$(4,816)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (412)	$ (367)
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Gain on sale of discontinued operations	--	(124)
Casualty gain	(10)	(36)
Depreciation	622	592
Amortization of loan costs	13	13
Bad debt expense	64	61
Change in accounts:
Receivables and deposits	(259)	(36)
Other assets	188	(11)
Accounts payable	37	(15)
Tenant security deposit liabilities	--	26
Accrued property taxes	(38)	(155)
Due to affiliates	159	(38)
Other liabilities	(20)	(44)
Net cash provided by (used in) operating
activities	344	(134)

Cash flows from investing activities:
Insurance proceeds	14	45
Property improvements and replacements	(712)	(368)
Net deposits to restricted escrows	(1)	(1)
Net cash used in investing
activities	(699)	(324)

Cash flows from financing activities:
Payments on mortgage notes payable	(335)	(312)
Advances from affiliates	595	485
Repayment of advances from affiliates	--	(52)
Net cash provided by financing
activities	260	121

Net decrease in cash and cash equivalents	(95)	(337)

Cash and cash equivalents at beginning of year	138	475

Cash and cash equivalents at end of year	$ 43	$ 138

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 624	$ 656
Supplemental disclosure of non-cash flow activity:
Property improvements and replacements in accounts
payable	$ 137	$ 38

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

Notes to Consolidated Financial Statements

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

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

Basis of Presentation

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statement of operations for the year ended December 31, 2005 reflects an additional gain on sale of discontinued operations due to a change in closing costs estimated at the time of the sale of Colony House Apartments in 2004.

Certain reclassifications have been made to 2005 amounts to conform with 2006 presentation.

Principles of Consolidation

The financial statements include all of the accounts of the Partnership and its 99.99% owned partnerships. The Corporate General Partner of the consolidated partnerships is Shelter Realty III Corporation.  Shelter Realty III Corporation may be removed as the general partner of the consolidated partnerships by the Partnership; therefore, the consolidated partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Cash Distributions

Cash distributions by the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.  The Partnership Agreement provides that net cash from operations means revenue received less operating expenses paid, adjusted for certain specified items which primarily include mortgage payments on debt, property improvements and replacements not previously reserved, and the effects of other adjustments to reserves including reserve amounts deemed necessary by the Corporate General Partner. In the following notes to consolidated financial statements, whenever "net cash from operations" is used, it has the aforementioned meaning. The following is a reconciliation of the subtotal in the accompanying consolidated statements of cash flows captioned "net cash provided by (used in) operating activities" to "net cash used in operations", as defined in the Partnership Agreement. However, "net cash used in operations" should not be considered an alternative to net loss as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity.

	Years Ended
	December 31,
	2006	2005
	(in thousands)

Net cash provided by (used in) operating activities	$ 344	$ (134)
Property improvements and replacements	(712)	(368)
Payments on mortgage notes payable	(335)	(312)
Changes in restricted escrows, net	(1)	(1)
Changes in reserves for net operating assets/
liabilities	(131)	212
Net cash used in operations	$ (835)	$ (603)

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

Undistributed Net Proceeds from Property Sales

At December 31, 2006 undistributed proceeds from property sales amounted to approximately $314,000 which is payable to the general partners for related sales commissions when certain levels of return are received by the limited partners (See "Note D").

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

All losses, including losses attributable to property dispositions, are allocated 99% to the limited partners and 1% to the general partners. Accordingly, net loss as shown in the consolidated statements of operations and consolidated statements of changes in partners' deficit for 2006 and 2005 was allocated 99% to the limited partners and 1% to the general partners. Net loss per limited partnership unit for each year was computed as 99% of net loss divided by 55,000 average units outstanding.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments.  The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership’s incremental borrowing rate is approximately $9,035,000.

Other Reserves

The general partners may designate a portion of cash generated from operations as "other reserves" in determining net cash from operations. The Corporate General Partner designated as other reserves an amount equal to the net liabilities related to the operations of apartment properties during the current fiscal year that are expected to require the use of cash during the next fiscal year. The change in other reserves was a decrease of approximately $131,000 and an increase of approximately $212,000 in 2006 and 2005, respectively. The amounts were determined by considering changes in the balances of receivables and deposits, other assets, accounts payable, tenant security deposit liabilities, due to affiliates, accrued taxes, and other liabilities. At this time, the Corporate General Partner expects to continue to adjust other reserves based on the net change in the aforementioned account balances.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, in banks and money market accounts.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $21,000 at December 31, 2006, that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs

Loan costs of approximately $258,000, less accumulated amortization of approximately $77,000, are included in other assets. The loan costs are amortized over the terms of the related loan agreements. Amortization expense for the years 2006 and 2005 was approximately $13,000 and is included in interest expense. Amortization expense is expected to be approximately $13,000 for each of the years 2007 through 2011.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits.  The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

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

Investment Properties

Investment properties consists of two apartment complex and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with SFAS No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. The Partnership did not capitalize any costs related to interest, property taxes, or operating costs during the years ended December 31, 2006 and 2005.  Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

Advertising

The Partnership expenses the costs of advertising as incurred.  Advertising costs of approximately $65,000 and $81,000 for the years ended December 31, 2006 and 2005, respectively, are included in operating expenses.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS no. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Notes Payable

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Property
Essex Park Apartments
1st mortgage	$ 5,866	$ 55	7.22%	01/01/21	$ --

Willowick Apartments
1st mortgage	2,597	25	7.22%	01/01/21	--

Total	$ 8,463	$ 80			$ --

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s investment properties and by a pledge of revenues from the respective investment properties.  Both of the mortgage notes include prepayment penalties if repaid prior to maturity.  Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 2006 are as follows (in thousands):

2007	$ 360
2008	387
2009	415
2010	446
2011	480
Thereafter	6,375
$ 8,463

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.  Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

	2006	2005

Net loss as reported	$ (412)	$ (367)
Add (deduct):
Depreciation differences	269	256
Change in prepaid rental	(32)	39
Casualty	(10)	(36)
Other	(40)	(78)

Federal taxable loss	$ (225)	$ (186)

Federal taxable income (loss) per limited
partnership unit	$ 14.29	$ (2.43)

For 2006 and 2005, allocation under Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported	$(4,816)
Land and buildings	2,737
Accumulated depreciation	(4,769)
Syndication fees	3,235
Other	315
Net liabilities - tax basis	$(3,298)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $156,000 and $147,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses on the consolidated statements of operations.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $168,000 and $112,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Corporate General Partner of approximately $70,000 and $12,000, respectively.  At December 31, 2006, the Partnership owed approximately $140,000 for accountable administrative expenses, which is included in due to affiliates in the accompanying consolidated balance sheet.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned.  In connection with the sale of North River Village Apartments in 2002, the Corporate General Partner earned a commission of approximately $68,000 for its assistance in the sale.  In connection with the sale of Colony House Apartments in 2004, the Corporate General Partner earned a commission of approximately $61,000.  Payment of such commissions is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and the balance of approximately $314,000 is included in due to affiliates in the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, an affiliate of the Corporate General Partner advanced the Partnership approximately $595,000 and $485,000 during the years ended December 31, 2006 and 2005, respectively, for property taxes and capital improvements at Essex Park Apartments and for operating expenses at both Essex Park Apartments and Willowick Apartments. During the year ended December 31, 2005, the Partnership repaid advances and accrued interest of approximately $60,000. Interest on advances was charged at the prime rate plus 2%, or 10.25% at December 31, 2006.  Interest expense was approximately $61,000 and $18,000 for the years ended December 31, 2006 and 2005, respectively.  At December 31, 2006, the Partnership owed an affiliate of the Corporate General Partner approximately $1,099,000 in advances and accrued interest which is included in due to affiliates in the accompanying consolidated balance sheet. Subsequent to December 31, 2006, an affiliate of the Corporate General Partner advanced the Partnership approximately $138,000 to fund operations at Essex Park and Willowick Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2006 and 2005, the Partnership paid AIMCO and its affiliates approximately $76,000 and $48,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,382 limited partnership units (the “Units”) in the Partnership representing 66.15% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.15% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Note E – Investment Properties and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)

			Buildings	Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)
Essex Park Apartments
Columbia, South Carolina	$ 5,866	$ 473	$ 7,406	$ 4,358
Willowick Apartments
Greenville, South Carolina	2,597	289	3,563	2,052
Totals	$ 8,463	$ 762	$10,969	$ 6,410

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)

		Buildings
		And Related
		Personal		Accumulated	Date of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life-Years

Essex Park
Columbia, South
Carolina	$ 473	$11,764	$12,237	$ 8,650	1973	10/29/81	5-36
Willowick
Greenville, South
Carolina	289	5,615	5,904	4,426	1974	06/30/82	5-32
Totals	$ 762	$17,379	$18,141	$13,076

Reconciliation of "investment properties and accumulated depreciation":

	December 31,
	2006	2005
	(in thousands)
Investment Properties
Balance at beginning of year	$17,342	$16,962
Property improvements and replacements	811	406
Disposal of property	(12)	(26)
Balance at end of year	$18,141	$17,342

Accumulated Depreciation
Balance at beginning of year	$12,462	$11,887
Additions charged to expense	622	592
Disposal of property	(8)	(17)
Balance at end of year	$13,076	$12,462

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2006 and 2005, is approximately $20,878,000 and $20,068,000, respectively.  The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005, is approximately $17,845,000 and $17,492,000, respectively.

Note F - Casualty

During December 2005, one of the Partnership’s investment properties, Willowick Apartments, incurred emergency clean up costs related to an ice storm.  During the year ended December 31, 2006, the Partnership received approximately $12,000 in insurance proceeds for the approximately $18,000 in clean up costs incurred and both amounts are included in operating expenses for the year ended December 31, 2006.

During May 2006, one of the Partnership’s investment properties, Essex Park Apartments, incurred approximately $25,000 in wind damage.  During the year ended December 31, 2006, the Partnership received insurance proceeds of approximately $14,000 and wrote off undepreciated damaged assets of approximately $4,000 resulting in a casualty gain of approximately $10,000.

In March 2005, one of the Partnership's investment properties, Essex Park Apartments, incurred damages as a result of a fire.  During the year ended December 31, 2005, the Partnership received insurance proceeds of approximately $45,000 and wrote off approximately $9,000 of undepreciated damaged assets, which resulted in a casualty gain of approximately $36,000.

Note G - Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.  On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Corporate General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion.  Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Excise Taxes

The Partnership operated in a state that has recently assessed a state excise tax on other partnerships with similar structures and operations.  While the Partnership has not received an assessment from the state, the Partnership does not believe it should be subject to excise tax and would formally contest any such assessment.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Corporate General Partner have implemented policies, procedures, third-party audits and training and the Corporate General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Corporate General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The Partnership has no officers or directors. The Corporate General Partner is Shelter Realty III Corporation. The names and ages of, as well as the position and offices held by, the present directors and officers of the Corporate General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and
		Chief Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Financial
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Corporate General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Corporate General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Corporate General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Corporate General Partner and AIMCO in July 2006 and in January 2007 became the chief financial officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Corporate General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Corporate General Partner.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2006, no person or entity was known by the Partnership to own of record or beneficially more than 5% of the Limited Partnership Units of the Partnership.

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

Item 12.

Certain Relationships and Related Transactions and Director Independence

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $156,000 and $147,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses on the consolidated statements of operations included in “Item 7. Financial Statements”.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $168,000 and $112,000 for the years ended December 31, 2006 and 2005, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the years ended December 31, 2006 and 2005 are construction management services provided by an affiliate of the Corporate General Partner of approximately $70,000 and $12,000, respectively.  At December 31, 2006, the Partnership owed approximately $140,000 for accountable administrative expenses, which is included in due to affiliates on the accompanying consolidated balance sheet included in “Item 7. Financial Statements”.

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

Pursuant to the Partnership Agreement, an affiliate of the Corporate General Partner advanced the Partnership approximately $595,000 and $485,000 during the years ended December 31, 2006 and 2005, respectively, for property taxes and capital improvements at Essex Park Apartments and for operating expenses at both Essex Park Apartments and Willowick Apartments. During the year ended December 31, 2005, the Partnership repaid advances and accrued interest of approximately $60,000. Interest on advances was charged at the prime rate plus 2%, or 10.25% at December 31, 2006.  Interest expense was approximately $61,000 and $18,000 for the years ended December 31, 2006 and 2005, respectively.  At December 31, 2006, the Partnership owed an affiliate of the Corporate General Partner approximately $1,099,000 in advances and accrued interest which is included in due to affiliates in the accompanying consolidated balance sheet included in “Item 7. Financial Statements”. Subsequent to December 31, 2006, an affiliate of the Corporate General Partner advanced the Partnership approximately $138,000 to fund operations at Essex Park and Willowick Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner. During the years ended December 31, 2006 and 2005, the Partnership paid AIMCO and its affiliates approximately $76,000 and $48,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 36,382 limited partnership units (the “Units”) in the Partnership representing 66.15% of the outstanding Units at December 31, 2006.  A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.15% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner's directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the consolidated financial statements of the Partnership for 2007. The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $39,000 and $41,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $11,000 for both 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES III

By: Shelter Realty III Corporation
Corporate General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 19, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 19, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 19, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 19, 2007
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

       (d)

Modification Agreement between Citibank, N.A. and Southern Associates Limited Partnership and a Title to Real Estate between Southern Associates Limited Partnership and Shelter Properties III to acquire Essex Park Apartments filed as Exhibit 4(d), respectively, to Form 10-K of Registrant for year ended December 31, 1987 and incorporated herein by reference.

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

10(iii)

Contracts related to refinancing of debt:

(m)

Multifamily Note dated December 15, 2000 between Shelter Properties III and Reilly Mortgage Group, Inc., a District of Columbia corporation securing Essex Park Apartments and Willowick Apartments (filed as Exhibit 10(iii)(m) on Form 8-K dated February 1, 2001 and incorporated herein by reference).

(n)

Multifamily Deed of Trust, Assignment of Rents, and Security Agreement dated December 15, 2000 between Shelter Properties III and Reilly Mortgage Group, Inc., a District of Columbia corporation, securing Essex Park Apartments and Willowick Apartments (filed as Exhibit 10(iii)(n) on Form 8-K dated February 1, 2001 and incorporated herein by reference).

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

Date:  March 19, 2007

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

Date: March 19, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty III Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Shelter Properties III Limited Partnership (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 19, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 19, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.