Form 10QSB
period 2007-03-31
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2007-05-14
CIK 353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SHELTER PROPERTIES III

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 78
Receivables and deposits		311
Restricted escrow		87
Other assets		307
Investment properties:
Land	$ 762
Buildings and related personal property	17,622
	18,384
Less accumulated depreciation	(13,234)	5,150
		$ 5,933

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 363
Tenant security deposit liabilities		87
Accrued property taxes		68
Other liabilities		271
Due to affiliates (Note C)		1,769
Mortgage notes payable		8,376

Partners' Deficit
General partners	$ (85)
Limited partners (55,000 units issued and
outstanding)	(4,916)	(5,001)
		$ 5,933

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 710	$ 691
Other income	81	79
Total revenues	791	770

Expenses:
Operating	519	423
General and administrative	45	42
Depreciation	158	147
Interest	186	172
Property taxes	68	64
Total expenses	976	848

Net loss	$ (185)	$ (78)

Net loss allocated to general partner (1%)	$ (2)	$ (1)
Net loss allocated to limited partners (99%)	(183)	(77)

	$ (185)	$ (78)

Net loss per limited partnership unit	$ (3.33)	$ (1.40)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	55,000	$ 2	$27,500	$27,502

Partners' deficit at
December 31, 2006	55,000	$ (83)	$(4,733)	$(4,816)

Net loss for the three months
ended March 31, 2007	--	(2)	(183)	(185)

Partners' deficit at
March 31, 2007	55,000	$ (85)	$(4,916)	$(5,001)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (185)	$ (78)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	158	147
Amortization of loan costs	3	3
Bad debt expense	22	16
Change in accounts:
Receivables and deposits	(22)	(15)
Other assets	(52)	(32)
Accounts payable	105	43
Tenant security deposit liabilities	6	1
Accrued property taxes	68	63
Due to affiliate	61	38
Other liabilities	18	(43)
Net cash provided by operating activities	182	143

Cash flows from investing activities:
Deposits to restricted escrow	(1)	--
Property improvements and replacements	(214)	(128)
Net cash used in investing activities	(215)	(128)

Cash flows from financing activities:
Payments on mortgage notes payable	(87)	(81)
Advances from an affiliate	155	20
Net cash provided by (used in) financing activities	68	(61)

Net increase (decrease) in cash and cash equivalents	35	(46)
Cash and cash equivalents at beginning of period	43	138

Cash and cash equivalents at end of period	$ 78	$ 92

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 152	$ 158

Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 166	$ 9

Included in property improvements and replacements for the three months ended March 31, 2007 and 2006 are approximately $137,000 and $38,000, respectively, which were included in accounts payable at December 31, 2006 and 2005.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Shelter Properties III (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The general partner responsible for management of the Partnership's business is Shelter Realty III Corporation, a South Carolina corporation (the "Corporate General Partner"). The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

	For the Three Months Ended
	March 31,
	2007	2006
	(in thousands)
Net cash provided by operating activities	$ 182	$ 143
Payments on mortgage notes payable	(87)	(81)
Property improvements and replacements	(214)	(128)
Net increase in restricted escrow	(1)	--
Changes in reserves for net operating
assets/liabilities	(206)	(71)
Net cash used in operations	$ (326)	$ (137)

Distributions made from reserves no longer considered necessary by the Corporate General Partner are considered to be additional net cash from operations for allocation purposes.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $39,000 for both of the three months ended March 31, 2007 and 2006, which is included in operating expenses on the accompanying consolidated statements of operations.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $55,000 and $43,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses and investment properties.  The portion of these reimbursements included in investment properties for the three months ended March 31, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $25,000 and $17,000, respectively.  At March 31, 2007, the Partnership owed approximately $170,000 for accountable administrative expenses, which is included in due to affiliates on the accompanying consolidated balance sheet.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned.  In connection with the sale of North River Village Apartments in 2002, the Corporate General Partner earned a commission of approximately $68,000 for its assistance in the sale.  In connection with the sale of Colony House Apartments in 2004, the Corporate General Partner earned a commission of approximately $61,000.  Payment of such commissions is subordinate to the limited partners receiving a cumulative 7% return on their investment. This return has not yet been met and the balance of approximately $314,000 is included in due to affiliates on the accompanying consolidated balance sheet at March 31, 2007.

Pursuant to the Partnership Agreement, an affiliate of the Corporate General Partner advanced the Partnership approximately $155,000 and $20,000 during the three months ended March 31, 2007 and 2006, respectively, for operating expenses at both Essex Park and Willowick Apartments and for property taxes at Essex Park Apartments. Interest on advances is charged at the prime rate plus 2%, or 10.25% at March 31, 2007. Interest expense was approximately $31,000 and $11,000 for the three months ended March 31, 2007 and 2006, respectively. At March 31, 2007, the Partnership owed an affiliate of the Corporate General Partner approximately $1,285,000 in advances and accrued interest which is included in due to affiliates on the accompanying consolidated balance sheet. Subsequent to March 31, 2007, an affiliate of the Corporate General Partner advanced the Partnership approximately $206,000 to fund operating expenses at both investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $78,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $76,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note D - Contingencies

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues. The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Item 2.

Management's Discussion and Analysis or Plan of Operation

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's consolidated financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for each of the three months ended March 31, 2007 and 2006:

	Average
	Occupancy
Property	2007	2006

Essex Park Apartments
Columbia, South Carolina	90%	90%

Willowick Apartments
Greenville, South Carolina (1)	96%	92%

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2007 and 2006 was approximately $185,000 and $78,000, respectively.  The increase in net loss is due to an increase in total expenses partially offset by an increase in total revenues.  Total revenues increased due to an increase in rental income.  Rental income increased due to an increase in occupancy at Willowick Apartments and an increase in the average rental rate at both investment properties partially offset by an increase in bad debt and collection costs at Essex Park Apartments.  Other income remained relatively constant for the three month periods.

Total expenses increased for the three months ended March 31, 2007 due to an increase in operating, interest, and depreciation expenses.  General and administrative and property tax expenses remained comparable for both periods. Operating expenses increased due to increases in advertising, administrative, insurance and maintenance expenses. Advertising expense increased primarily due to increases in internet and print advertising at both investment properties and leasing promotions at Essex Park Apartments.  Administrative expenses increased due to increases in tenant application processing and employee training expenses at Essex Park Apartments.  Insurance expense increased due to increases in the insurance premiums at both investment properties.  Maintenance expense increased due to increases in contract labor and interior building improvements at Essex Park Apartments and an increase in contract labor at Willowick Apartments. Interest expense increased due to an increase in interest expense on advances from an affiliate of the Corporate General Partner due to a higher average balance outstanding and an increase in the interest rate charged on such advances, partially offset a decrease in interest expense on the mortgages encumbering the investment properties due to regularly scheduled principal payments, which reduced the carrying balance of the mortgages.   Depreciation expense increased due to assets placed in service at Essex Park Apartments over the past twelve months.

Included general and administrative expenses are management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $78,000 compared to approximately $92,000 at March 31, 2006.  Cash and cash equivalents increased approximately $35,000 from December 31, 2006 due to approximately $182,000 and $68,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $215,000 of cash used in investing activities.  Cash provided by financing activities consisted of advances from an affiliate of the Corporate General Partner, partially offset by principal payments on the mortgages encumbering the Partnership’s investment properties. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrow.  The Partnership invests its working capital reserves in interest bearing accounts.

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

Essex Park Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $196,000 of capital improvements at Essex Park Apartments, consisting primarily of structural upgrades, major landscaping, office computers, apartment model improvements, interior painting, and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Willowick Apartments

During the three months ended March 31, 2007, the Partnership completed approximately $47,000 of capital improvements at Willowick Apartments, consisting primarily of structural upgrades, office computers, grounds lighting, electrical upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The Partnership regularly evaluates the capital improvement needs of the property.  While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007.  Such capital expenditures will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves.  To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership’s assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership.  The mortgage indebtedness encumbering both of the investment properties of approximately $8,376,000 is amortized over 240 months and is scheduled to be fully amortized in January 2021.

No distributions were made during the three months ended March 31, 2007 and 2006. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of refinancings and/or property sales. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Corporate General Partner at March 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital expenditures, to permit any distributions to its partners during 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,382 limited partnership units (the "Units") in the Partnership representing 66.15% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.15% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Corporate General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHELTER PROPERTIES III

By: Shelter Realty III Corporation
Corporate General Partner

Date: May 14, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2007	By: /s/Stephen B. Waters
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

       (d)

Modification Agreement between Citibank, N.A. and Southern Associates Limited Partnership and a Title to Real Estate between Southern Associates Limited Partnership and Shelter Properties III to acquire Essex Park Apartments filed as Exhibit 4(d), respectively, to Form 10-K of Registrant for the year ended December 31, 1987 and incorporated herein by reference.

10(i)

Contracts related to acquisition of properties:

       (b)

Purchase Agreement dated July 31, 1981, between Southern Associates Limited Partnership and U.S. Shelter Corporation to purchase Essex Park Apartments filed as Exhibit 12(b) to Amendment No. 1 of Registration Statement No. 2-72567 of Registrant filed September 2, 1981 and incorporated herein by reference.

       (e)

Purchase Agreement dated May 14, 1982 between Lincoln Willowick Greenville Associates and U.S. Shelter Corporation to purchase Willowick Apartments.  [Filed with Current Report on Form 8-K of Registrant dated May 14, 1982 and incorporated herein by reference.]

10(iii)

Contracts related to refinancing of debt:

(m)

Multifamily Note dated December 15, 2000 between Shelter Properties III and Reilly Mortgage Group, Inc., a District of Columbia corporation securing Essex Park Apartments and Willowick Apartments (filed on Current Report on Form 8-K dated February 1, 2001 and incorporated herein by reference).

(n)

Multifamily Deed of Trust, Assignment of Rents, and Security Agreement dated December 15, 2000 between Shelter Properties III and Reilly Mortgage Group, Inc., a District of Columbia corporation, securing Essex Park Apartments and Willowick Apartments (filed on Current Report on Form 8-K dated February 1, 2001 and incorporated herein by reference).

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

Date:  May 14, 2007

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

Date:  May 14, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty III Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties III (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 14, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 14, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act, as amended.