Form 10QSB
period 2007-06-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2007-08-14
CIK 353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SHELTER PROPERTIES III

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

June 30, 2007

Assets
Cash and cash equivalents	$ 5,745
Receivables and deposits	409
Other assets	87
6,241
Liabilities
Accounts payable	490
Other liabilities	121
Due to affiliates (Note C)	201
Estimated costs during the period of liquidation (Note B)	105
917
Net assets in liquidation	$ 5,324

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income from continuing operations	$ --	$ --	$ --	$ --
Loss from discontinued operations (Note A):
Revenues
Rental income	732	701	1,442	1,392
Other income	91	84	172	163
Total revenues	823	785	1,614	1,555

Expenses
Operating	619	474	1,138	897
General and administrative	49	40	94	82
Depreciation	169	155	327	302
Interest	192	171	378	343
Property taxes	56	64	124	128
Loss on extinguishment of debt	1,366	--	1,366	--
Total expenses	2,451	904	3,427	1,752

Loss from discontinued operations	(1,628)	(119)	(1,813)	(197)
Casualty gain (Note E)	--	10	--	10
Gain on sale of discontinued operations
(Note D)	12,058	--	12,058	--

Net income (loss)	$10,430	$ (109)	$10,245	$ (187)

Net income (loss) allocated to general
partner	$ 85	$ (1)	$ 83	$ (2)
Net income (loss) allocated to limited
partners	10,345	(108)	10,162	(185)

	$10,430	$ (109)	$10,245	$ (187)
Per limited partnership unit:
Loss from discontinued
operations	$(29.30)	$ (1.96)	$(32.63)	$ (3.36)
Gain on sale of discontinued
operations	217.39	--	217.39	--

Net income (loss) per limited
partnership unit	$188.09	$ (1.96)	$184.76	$ (3.36)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL/NET ASSETS

IN LIQUIDATION

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	55,000	$ 2	$27,500	$27,502

Partners' deficit
at December 31, 2006	55,000	$ (83)	$(4,733)	$(4,816)

Net income for the six months
ended June 30, 2007	--	83	10,162	10,245

Partners' capital
at June 30, 2007	55,000	$ --	$ 5,429	5,429

Adjustment to liquidation basis
(Note B)				(105)

Net assets in liquidation at
June 30, 2007				$ 5,324

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$ 10,245	$ (187)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation	327	302
Amortization of loan costs	6	6
Bad debt expense	40	35
Loss on extinguishment of debt	1,366	--
Gain on sale of discontinued operations	(12,058)	--
Casualty gain	--	(10)
Change in accounts:
Receivables and deposits	(138)	(39)
Other assets	78	(34)
Accounts payable	286	79
Tenant security deposit liabilities	(81)	3
Accrued property taxes	--	90
Due to affiliates	(9)	70
Other liabilities	(132)	30
Net cash (used in) provided by operating activities	(70)	345

Cash flows from investing activities:
Property improvements and replacements	(780)	(270)
Net deposits to restricted escrows	(1)	(1)
Insurance proceeds received	--	12
Net proceeds from sale of discontinued operations	17,237	--
Net cash provided by (used in) investing activities	16,456	(259)

Cash flows from financing activities:
Advances from affiliates	564	79
Payment on advances from affiliate	(1,593)	--
Payments on mortgage notes payable	(176)	(164)
Repayment of mortgage notes payable	(8,287)	--
Prepayment penalty paid	(1,192)	--
Net cash used in financing activities	(10,684)	(85)

Net increase in cash and cash equivalents	5,702	1

Cash and cash equivalents at beginning of period	43	138

Cash and cash equivalents at end of period	$ 5,745	$ 139

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 491	$ 315
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ --	$ 51

Included in property improvements and replacements for the six months ended June 30, 2007 and 2006 are approximately $137,000 and $38,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2006 and 2005.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As of June 30, 2007, Shelter Properties III (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment properties (as discussed in “Note D – Disposition of Investment Properties”). The general partner responsible for management of the Partnership’s business is Shelter Realty III Corporation, a South Carolina corporation (“the Corporate General Partner”) a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at June 30, 2007, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated as they are based upon the Corporate General Partner’s estimates as of the date of the consolidated financial statements.

The Corporate General Partner estimates that the liquidation process will be completed by June 30, 2008.  Because the success in realization of assets and the settlement of liabilities is based on the Corporate General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected date of liquidation.

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Corporate General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the Partnership’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of discontinued operations for the three and six months ended June 30, 2007 and 2006 are presented to reflect the operations of both of the Partnership’s investment properties as discontinued operations as a result of the sale of both of the investment properties on June 29, 2007.

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Note B – Adjustment to Liquidation Basis of Accounting

In accordance with the liquidation basis of accounting, at June 30, 2007, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $105,000, which is included in the Consolidated Statement of Changes in Partners’ (Deficit) Capital/Net Assets in Liquidation. The net adjustments are summarized as follows:

Decrease in
Net Assets
(in thousands)

Adjustment of other assets and liabilities, net	$ 105

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner received 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $81,000 and $77,000 during the six months ended June 30, 2007 and 2006 respectively, which is included in operating expenses on the accompanying consolidated statements of discontinued operations.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $124,000 and $73,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses and gain on sale of discontinued operations.  The portion of these reimbursements included in gain on sale of discontinued operations for the six months ended June 30, 2007 and 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $62,000 and $26,000, respectively.  At June 30, 2007, the Partnership owed approximately $201,000 for accountable administrative expenses, which is included in due to affiliates on the accompanying consolidated statement of net assets in liquidation. This amount was paid in full subsequent to June 30, 2007 with the funds from the sale of the Partnership’s properties.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned.  In connection with the sale of North River Village Apartments in 2002, the Corporate General Partner earned a commission of approximately $68,000 for its assistance in the sale.  In connection with the sale of Colony House Apartments in 2004, the Corporate General Partner earned a commission of approximately $61,000.  Payment of such commissions is subordinate to the limited partners receiving a cumulative 7% return on their investment. During the six months ended June 30, 2007, the Corporate General Partner determined that the limited partners would not receive both their adjusted capital investment and applicable return from the sale of the Partnership’s remaining investment properties. Therefore, the Corporate General Partner reversed the sales commissions previously accrued and mentioned above. This amount of approximately $314,000 is included in gain on sale of discontinued operations for the three and six months ended June 30, 2007.

Pursuant to the Partnership Agreement, an affiliate of the Corporate General Partner advanced the Partnership approximately $564,000 and $79,000 during the six months ended June 30, 2007 and 2006 for operating expenses at both Essex Park and Willowick Apartments and for property taxes at Essex Park Apartments. Interest on advances is charged at the prime rate plus 2%, or 10.25% at June 30, 2007. Interest expense was approximately $70,000 and $23,000 for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, the Partnership repaid advances and accrued interest of approximately $1,733,000. There were no such repayments during the six months ended June 30, 2006.

The Partnership insured its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insured its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $100,000 for hazard insurance coverage and fees associated with policy claims administration.  The Partnership was charged by AIMCO and its affiliates approximately $76,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

Note D – Disposition of Investment Properties

On June 29, 2007, the Partnership sold its last remaining investment properties, Essex Park Apartments and Willowick Apartments, to third parties. In addition to Essex Park Apartments and Willowick Apartments, affiliates of the third parties also purchased eight other apartment properties; all of which were owned by entities affiliated with AIMCO Properties, L.P., an affiliate of the Corporate General Partner of the Partnership. The total sales price for all ten apartment properties was $95,800,000 of which $10,900,000 and $6,500,000 represent the portions of the sales price allocated to Essex Park Apartments and Willowick Apartments, respectively.

The net proceeds realized by the Partnership for Essex Park Apartments was approximately $10,771,000 after payment of closing costs.  The Partnership used approximately $5,744,000 to repay the mortgage encumbering the property and approximately $826,000 for a prepayment penalty.  The Partnership realized a gain of approximately $6,804,000 as a result of the sale.  The property’s operations of approximately $235,000 and $69,000 are included in loss from discontinued operations and include revenues of approximately $1,062,000 and $1,047,000 for the six months ended June 30, 2007 and 2006, respectively.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $941,000 as a result of the write-off of unamortized loan costs of approximately $115,000 and a prepayment penalty of approximately $826,000.  This amount is included in loss from discontinued operations.

The net proceeds realized by the Partnership for Willowick Apartments was approximately $6,466,000 after payment of closing costs.  The Partnership used approximately $2,543,000 to repay the mortgage encumbering the property and approximately $366,000 for a prepayment penalty. The Partnership realized a gain of approximately $4,940,000 as a result of the sale.  The property’s operations of approximately $40,000 and $23,000 are included in loss from discontinued operations and include revenues of approximately $550,000 and $517,000 for the six months ended June 30, 2007 and 2006, respectively.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $425,000 as a result of the write-off of unamortized loan costs of approximately $59,000 and a prepayment penalty of approximately $366,000.  This amount is included in loss from discontinued operations.

Note E – Casualty Event

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.  On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

Note G – Subsequent Event

Subsequent to June 30, 2007, the Partnership distributed approximately $4,279,000 or $77.80 per limited partnership unit of sales proceeds to the limited partners.

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

Results of Operations

As of June 30, 2007, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment properties, Essex Park Apartments and Willowick Apartments, on June 29, 2007. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of discontinued operations included in “Item 1. Financial Statements” for the three and six months ended June 30, 2007 and 2006 are presented to reflect the operations of both of the Partnership’s investment properties as discontinued operations as a result of the sale of both of the investment properties on June 29, 2007.  Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $10,430,000 and $10,245,000 for the three and six months ended June 30, 2007 compared to net loss of approximately $109,000 and $187,000 for the three and six months ended June 30, 2006.  The increase in net income is due to a gain on sale of discontinued operations in 2007, partially offset by an increase in loss from discontinued operations.

On June 29, 2007, the Partnership sold its last remaining investment properties, Essex Park Apartments and Willowick Apartments, to third parties. In addition to Essex Park Apartments and Willowick Apartments, affiliates of the third parties also purchased eight other apartment properties; all of which were owned by entities affiliated with AIMCO Properties, L.P., an affiliate of the Corporate General Partner of the Partnership. The total sales price for all ten apartment properties was $95,800,000 of which $10,900,000 and $6,500,000 represent the portions of the sales price allocated to Essex Park Apartments and Willowick Apartments, respectively.

The net proceeds realized by the Partnership for Essex Park Apartments was approximately $10,771,000 after payment of closing costs.  The Partnership used approximately $5,744,000 to repay the mortgage encumbering the property and approximately $826,000 for a prepayment penalty.  The Partnership realized a gain of approximately $6,804,000 as a result of the sale.  The property’s operations of approximately $235,000 and $69,000 are included in loss from discontinued operations and include revenues of approximately $1,062,000 and $1,047,000 for the six months ended June 30, 2007 and 2006, respectively.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $941,000 as a result of the write-off of unamortized loan costs of approximately $115,000 and a prepayment penalty of approximately $826,000.  This amount is included in loss from discontinued operations.

The net proceeds realized by the Partnership for Willowick Apartments was approximately $6,466,000 after payment of closing costs.  The Partnership used approximately $2,543,000 to repay the mortgage encumbering the property and approximately $366,000 for a prepayment penalty. The Partnership realized a gain of approximately $4,940,000 as a result of the sale.  The property’s operations of approximately $40,000 and $23,000 are included in loss from discontinued operations and include revenues of approximately $550,000 and $517,000 for the six months ended June 30, 2007 and 2006, respectively.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $425,000 as a result of the write-off of unamortized loan costs of approximately $59,000 and a prepayment penalty of approximately $366,000.  This amount is included in loss from discontinued operations.

Excluding the impact of the gain on sale of discontinued operations, the Partnership’s loss from discontinued operations was approximately $1,628,000 and $1,813,000 for the three and six months ended June 30, 2007, respectively, as compared to loss from discontinued operations of approximately $119,000 and $197,000 for the three and six months ended June 30, 2006 respectively.  The increase in loss from discontinued operations is due to an increase in total expenses partially offset by an increase in total revenues.

Total revenues increased for the three and six months ended June 30, 2007 due to an increase in rental income. Other income remained relatively constant for both periods. The increase in rental income for both periods is due to an increase in occupancy and rental rates at Willowick Apartments.

During December 2005, one of the Partnership’s investment properties, Willowick Apartments, incurred approximately $17,000 in damages from an ice storm.  During the six months ended June 30, 2006, the Partnership received insurance proceeds of approximately $12,000 and wrote off undepreciated damaged assets of approximately $2,000 resulting in a casualty gain of approximately $10,000.

Total expenses increased for both the three and six months ended June 30, 2007 primarily due to the loss on extinguishment of debt recognized in connection with the sales of Essex Park Apartments and Willowick Apartments on June 29, 2007 and increases in operating, interest, and depreciation expenses. Property tax and general and administrative expenses remained relatively constant for the comparable periods. Operating expenses increased during the three and six months ended June 30, 2007 as a result of increases in property, administrative, insurance, and maintenance expenses. Additionally, advertising expense increased for the six months ended June 30, 2007 due to increases in internet and print advertising and leasing promotions at Essex Park Apartments. Property expenses increased primarily due to an increase in salaries and related benefits at Essex Park Apartments and due to the accrual of costs associated with the sale of both of the Partnership’s investment properties in June 2007. Administrative expense increased due to an increase in training and travel at Essex Park Apartments and Willowick Apartments. Insurance expense increased due to increases in general liability, umbrella, and flood insurance premiums at Essex Park Apartments.  Maintenance expense increased due to an increase in contract services at Essex Park Apartments.  Interest expense increased due to an increase in interest expense on advances from an affiliate of the Corporate General Partner due to a higher average balance outstanding and an increase in the interest rate charged on such advances, partially offset a decrease in interest expense on the mortgages encumbering the investment properties due to regularly scheduled principal payments, which reduced the carrying balance of the mortgages.   Depreciation expense increased due to assets placed in service at Essex Park Apartments over the past twelve months.

Included in general and administrative expenses are management reimbursements charged by the Corporate General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

The Partnership expects to liquidate by June 30, 2008 due to the sale of its remaining investment properties (see “Note A” to the consolidated financial statements included in “Item 1. Financial Statements”).

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $5,745,000 compared to approximately $139,000 at June 30, 2006.  Cash and cash equivalents increased approximately $5,702,000 since December 31, 2006 due to approximately $16,456,000 of cash provided by investing activities partially offset by approximately $10,684,000 and $70,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of net proceeds from the sales of Essex Park Apartments and Willowick Apartments partially offset by property improvements and replacements and deposits to restricted escrows. Cash used in financing activities consisted of repayments of advances from affiliates, principal payments made on the mortgage encumbering the Partnership's investment property and repayment of the mortgage notes payable and prepayment penalties as a result of the sale of Essex Park Apartments and Willowick Apartments, partially offset by advances received from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

Essex Park Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $541,000 of capital improvements at Essex Park Apartments, consisting primarily of structural upgrades, major landscaping, office computers, apartment model improvements, interior painting, and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Corporate General Partner. The property was sold to a third party on June 29, 2007.

Willowick Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $102,000 of capital improvements at Willowick Apartments, consisting primarily of structural upgrades, office computers, grounds lighting, electrical upgrades and appliance and floor covering replacements. These improvements were funded from operating cash flow. The property was sold to a third party on June 29, 2007.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at June 30, 2007, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated as they are based upon estimates of the Corporate General Partner as of the date of the consolidated financial statements.

In accordance with the liquidation basis of accounting, at June 30, 2007, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $105,000, which is included in the Consolidated Statement of Changes in Partners’ (Deficit) Capital/Net Assets in Liquidation. The net adjustments are summarized as follows:

Decrease in
Net Assets
(in thousands)

Adjustment of other assets and liabilities, net	$ 105

There were no distributions paid during the six months ended June 30, 2007 and 2006. Subsequent to June 30, 2007, the partnership distributed sales proceeds of approximately $4,279,000 or $77.80 per limited partnership unit to the limited partners. The Partnership’s cash available for distribution will be reviewed on a quarterly basis. Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership.

The Partnership Agreement provides for partners to receive distributions from the net proceeds of the sales of properties, the net proceeds from refinancings and net cash from operations as those terms are defined in the Partnership Agreement. The Partnership Agreement requires that the limited partners be furnished with a statement of Net Cash from Operations as such term is defined in the Partnership Agreement. Net Cash from Operations should not be considered an alternative to net income (loss) as an indicator of the Partnership's operating performance or to cash flows as a measure of liquidity. Below is a reconciliation of net cash (used in) provided by operating activities as disclosed in the consolidated statements of cash flows included in “Item 1. Financial Statements” to Net Cash from Operations as defined in the Partnership Agreement.

	For the Six Months Ended
	June 30,
	2007	2006
	(in thousands)
Net cash (used in) provided by operating activities	$ (70)	$ 345
Payments on mortgage notes payable	(176)	(164)
Property improvements and replacements	(780)	(270)
Net increase in restricted escrow	(1)	(1)
Changes in reserves for net operating
assets/liabilities	(44)	(234)
Net cash used in operations	$(1,071)	$ (324)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,382 limited partnership units (the "Units") in the Partnership representing 66.15% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.15% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the

Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders.  On December 14, 2006, Objector filed his Appellant’s Brief.  The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

SHELTER PROPERTIES III

By: Shelter Realty III Corporation
Corporate General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
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

10(i)

Contracts related to acquisition/disposition of properties:

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

(g)

Amendment to Purchase and Sale Contract between Shelter Properties III, a South Carolina Limited Partnership, and the affiliated Selling Partnerships and Northview Realty Group, Inc., a Canadian corporation, dated June 5, 2007. (Filed with Current Report on Form 8-K of Registrant dated June 13, 2007 and incorporated herein by reference).

(h)

Second Amendment to Purchase and Sale Contract between Shelter Properties III, a South Carolina Limited Partnership, and the affiliated Selling Partnerships and Northview Realty Group, Inc., a Canadian corporation, dated June 6, 2007. (Filed with Current Report on Form 8-K of Registrant dated June 13, 2007 and incorporated herein by reference).

SHELTER PROPERTIES III

EXHIBIT INDEX (continued)

(i)

Third Amendment to and Reinstatement of Purchase and Sale Contract between Shelter Properties III, a South Carolina Limited Partnership, and the affiliated Selling Partnerships and Northview Realty Group, Inc., a Canadian corporation, dated June 15, 2007. (Filed with Current Report on Form 8-K of Registrant dated June 13, 2007 and incorporated herein by reference).

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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Shelter Realty III Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Shelter Properties III (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act, as amended.