Form 10QSB/A
period 2007-06-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2007-11-19
CIK 353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB/A No. 1

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

Explanatory Note

Shelter Properties III (the “Partnership” or “Registrant”) is filing this Amendment on Form 10-QSB  (the “Amendment”) for the sole purpose of amending the Partnership’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007 (the “Original Filing”).  This Amendment adjusts the gain on sale recorded for the sale of one of the  Partnership’s investment properties, Essex Park Apartments, during the three and six months ended June 30, 2007 due to the Partnership not properly accruing for property improvements and replacements purchased prior to the sale of Essex Park Apartments. Because of the error noted above, the Partnership’s financial statements showed an overstatement of net income for the three and six months ended June 30, 2007, an understatement of liabilities, an overstatement of net assets in liquidation and an overstatement of limited partners’ capital as of June 30, 2007.  This error has been corrected in the restated consolidated financial statements.

Please note that this amendment restates only those items of the Original Filing that were affected by the above-described corrections.  Furthermore, the information contained in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing.  Therefore, you should read this Amendment together with the other documents that the Partnership has filed with the United States Securities and Exchange Commission (the “SEC”) subsequent to the filing of the Original Filing.  Information in such reports and documents updates and supersedes certain information contained in this Amendment.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

SHELTER PROPERTIES III

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(Unaudited)

(as restated – see Note A)

(in thousands)

June 30, 2007

Assets
Cash and cash equivalents	$ 5,745
Receivables and deposits	409
Other assets	87
6,241
Liabilities
Accounts payable	690
Other liabilities	121
Due to affiliates (Note D )	201
Estimated costs during the period of liquidation (Note C )	105
1,117
Net assets in liquidation	$ 5,124

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(restated –		(restated -
	see Note A)		see Note A)

Income from continuing operations	$ --	$ --	$ --	$ --
Loss from discontinued operations (Note B ):
Revenues
Rental income	732	701	1,442	1,392
Other income	91	84	172	163
Total revenues	823	785	1,614	1,555

Expenses
Operating	619	474	1,138	897
General and administrative	49	40	94	82
Depreciation	169	155	327	302
Interest	192	171	378	343
Property taxes	56	64	124	128
Loss on extinguishment of debt	1,366	--	1,366	--
Total expenses	2,451	904	3,427	1,752

Loss from discontinued operations	(1,628)	(119)	(1,813)	(197)
Casualty gain (Note F )	--	10	--	10
Gain on sale of discontinued operations
(Note E )	11,858	--	11,858	--

Net income (loss)	$ 10,230	$ (109)	$ 10,045	$ (187)

Net income (loss) allocated to general
partner	$ 85	$ (1)	$ 83	$ (2)
Net income (loss) allocated to limited
partners	10,145	(108)	9,962	(185)

	$ 10,230	$ (109)	$ 10,045	$ (187)
Per limited partnership unit:
Loss from discontinued
operations	$(29.30)	$ (1.96)	$(32.63)	$ (3.36)
Gain on sale of discontinued
operations	213.75	--	213.75	--

Net income (loss) per limited
partnership unit	$ 184.45	$ (1.96)	$ 181.12	$ (3.36)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL/NET ASSETS

IN LIQUIDATION

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	55,000	$ 2	$27,500	$27,502

Partners' deficit
at December 31, 2006	55,000	$ (83)	$(4,733)	$(4,816)

Net income for the six months
ended June 30, 2007 , as restated	--	83	9,962	10,045

Partners' capital
at June 30, 2007 , as restated
(see Note A)	55,000	$ --	$ 5,229	5,229

Adjustment to liquidation basis
(Note C )				(105)

Net assets in liquidation at
June 30, 2007 , as restated				$ 5,124

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
	(Restated -
	see Note A)
Cash flows from operating activities:
Net income (loss)	$ 10,045	$ (187)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation	327	302
Amortization of loan costs	6	6
Bad debt expense	40	35
Loss on extinguishment of debt	1,366	--
Gain on sale of discontinued operations	(11,858)	--
Casualty gain	--	(10)
Change in accounts:
Receivables and deposits	(138)	(39)
Other assets	78	(34)
Accounts payable	286	79
Tenant security deposit liabilities	(81)	3
Accrued property taxes	--	90
Due to affiliates	(9)	70
Other liabilities	(132)	30
Net cash (used in) provided by operating activities	(70)	345

Cash flows from investing activities:
Property improvements and replacements	(780)	(270)
Net deposits to restricted escrows	(1)	(1)
Insurance proceeds received	--	12
Net proceeds from sale of discontinued operations	17,237	--
Net cash provided by (used in) investing activities	16,456	(259)

Cash flows from financing activities:
Advances from affiliates	564	79
Payment on advances from affiliate	(1,593)	--
Payments on mortgage notes payable	(176)	(164)
Repayment of mortgage notes payable	(8,287)	--
Prepayment penalty paid	(1,192)	--
Net cash used in financing activities	(10,684)	(85)

Net increase in cash and cash equivalents	5,702	1

Cash and cash equivalents at beginning of period	43	138

Cash and cash equivalents at end of period	$ 5,745	$ 139

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 491	$ 315
Supplemental disclosure of non-cash activity:
Property improvements and replacements in accounts payable	$ 200	$ 51

Included in property improvements and replacements for the six months ended June 30, 2007 and 2006 are approximately $137,000 and $38,000, respectively, of property improvements and replacements, which were included in accounts payable at December 31, 2006 and 2005.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Correction of an Error

For the three and six months ended June 30, 2007, the Partnership did not properly accrue for property improvements and replacements purchased prior to the sale of Essex Park Apartments. This resulted in the corresponding gain on sale being calculated incorrectly.  The following tables set forth the adjustments to the balance sheet as of June 30, 2007 and the statement of operations for the three and  six months ended June 30, 2007.  The only financial statement line items included below are those that have been restated from the originally reported amounts.

	As of June 30, 2007
	(in thousands)

	As Previously	As Restated
	Reported

Accounts payable	$ 490	$ 690
Total liabilities	917	1,117
Net assets in liquidation	5,324	5,124

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	(in thousands, except per unit data)		(in thousands, except per unit data

	As Previously	As Restated	As Previously	As Restated
	Reported		Reported
Gain on sale of discontinued	$12,058	$11,858	$12,058	$11,858
operations
Net income	10,430	10,230	10,245	10,045
Net income allocated to limited partners	10,345	10,145	10,162	9,962

Gain on sale of discontinued operations per limited
partnership unit	217.39	213.75	217.39	213.75
Net income per limited partnership unit	188.09	184.45	184.76	181.12

Note B – Basis of Presentation

As of June 30, 2007, Shelter Properties III (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment properties (as discussed in “Note E – Disposition of Investment Properties”). The general partner responsible for management of the Partnership’s business is Shelter Realty III Corporation, a South Carolina corporation (“the Corporate General Partner”) a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note C – Adjustment to Liquidation Basis of Accounting

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

Note E – Disposition of Investment Properties

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

The net proceeds realized by the Partnership for Essex Park Apartments was approximately $10,771,000 after payment of closing costs.  The Partnership used approximately $5,744,000 to repay the mortgage encumbering the property and approximately $826,000 for a prepayment penalty.  The Partnership realized a gain of approximately $6,604,000 as a result of the sale.  The property’s operations of approximately $235,000 and $69,000 are included in loss from discontinued operations and include revenues of approximately $1,062,000 and $1,047,000 for the six months ended June 30, 2007 and 2006, respectively.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $941,000 as a result of the write-off of unamortized loan costs of approximately $115,000 and a prepayment penalty of approximately $826,000. This amount is included in loss from discontinued operations.

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

Note F – Casualty Event

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

Note H – Subsequent Event

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

Results of Operations

As of June 30, 2007, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment properties, Essex Park Apartments and Willowick Apartments, on June 29, 2007. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the consolidated statements of discontinued operations included in “Item 1. Financial Statements” for the three and six months ended June 30, 2007 and 2006 are presented to reflect the operations of both of the Partnership’s investment properties as discontinued operations as a result of the sale of both of the investment properties on June 29, 2007.  Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $10,230,000 and $10,045,000 for the three and six months ended June 30, 2007 compared to net loss of approximately $109,000 and $187,000 for the three and six months ended June 30, 2006.  The increase in net income is due to a gain on sale of discontinued operations in 2007, partially offset by an increase in loss from discontinued operations.

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

The net proceeds realized by the Partnership for Essex Park Apartments was approximately $10,771,000 after payment of closing costs.  The Partnership used approximately $5,744,000 to repay the mortgage encumbering the property and approximately $826,000 for a prepayment penalty.  The Partnership realized a gain of approximately $6,604,000 as a result of the sale.  The property’s operations of approximately $235,000 and $69,000 are included in loss from discontinued operations and include revenues of approximately $1,062,000 and $1,047,000 for the six months ended June 30, 2007 and 2006, respectively.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $941,000 as a result of the write-off of unamortized loan costs of approximately $115,000 and a prepayment penalty of approximately $826,000.  This amount is included in loss from discontinued operations.

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

Liquidity and Capital Resources

The Partnership expects to liquidate by June 30, 2008 due to the sale of its remaining investment properties (see “Note B ” to the consolidated financial statements included in “Item 1. Financial Statements”).

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

Essex Park Apartments

During the six months ended June 30, 2007, the Partnership completed approximately $741,000 of capital improvements at Essex Park Apartments, consisting primarily of structural upgrades, major landscaping, office computers, apartment model improvements, interior painting, and appliance and floor covering replacements. These improvements were funded from operating cash flow and advances from an affiliate of the Corporate General Partner. The property was sold to a third party on June 29, 2007.

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

ITEM 3.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures were not effective due to the Partnership’s failure to properly accrue for property improvements and replacements purchased prior to the sale of Essex Park Apartments. Actions taken include improving the education of accounting personnel to ensure the understanding and application of appropriate accounting treatment, as well as improving the Partnership’s accounting review procedures.  The Partnership’s management believes that, as of the date of this filing, the Partnership’s ineffective disclosure controls have been fully remediated.

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

SHELTER PROPERTIES III

By: Shelter Realty III Corporation
Corporate General Partner

Date: November 19 , 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 19 , 2007	By: /s/Stephen B. Waters
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