Form 10QSB
period 2007-09-30
SHELTER PROPERTIES III LTD PARTNERSHIP
filed 2007-11-19
CIK 353282

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(Unaudited)

(in thousands)

September 30, 2007

Assets
Cash and cash equivalents	$ 1,047
Receivables and deposits	8
1,055
Liabilities
Accounts payable	42
Other liabilities	84
Estimated costs during the period of liquidation	71
197
Net assets in liquidation	$ 858

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Three Months Ended
September 30, 2007

Net assets in liquidation at July 1, 2007	$ 5,124

Revenues – interest income	14

Adjustment to estimated costs to be incurred through
June 30, 2008	6

Costs incurred during liquidation period	(7)

Distributions to partners	(4,279)

Net assets in liquidation at September 30, 2007	$ 858

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Six Months	Three Months	Nine Months
	Ended	Ended	Ended
	June 30,	September 30,	September 30,
	2007	2006	2006

Income from continuing operations	$ --	$ --	$ --

Loss from discontinued operations (Note A):
Revenues
Rental income	1,442	725	2,117
Other income	172	83	246
Total revenues	1,614	808	2,363

Expenses
Operating	1,138	487	1,384
General and administrative	94	38	120
Depreciation	327	159	461
Interest	378	175	518
Property taxes	124	64	192
Loss on extinguishment of debt (Note C)	1,366	--	--
Total expenses	3,427	923	2,675

Loss from discontinued operations	(1,813)	(115)	(312)
Casualty gain (Note E)	--	--	10
Gain on sale of discontinued operations
(Note C)	11,858	--	--

Net income (loss)	$ 10,045	$ (115)	$ (302)

Net income (loss) allocated to general
partner	$ 83	$ (1)	$ (3)
Net income (loss) allocated to limited
partners	9,962	(114)	(299)

	$ 10,045	$ (115)	$ (302)
Per limited partnership unit:
Loss from discontinued operations	$ (32.63)	$ (2.07)	$ (5.44)
Gain on sale of discontinued
operations	213.75	--	--

	$ 181.12	$ (2.07)	$ (5.44)

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ (DEFICIT) CAPITAL/NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partner	Partners	Total

Original capital contributions	55,000	$ 2	$27,500	$27,502

Partners' deficit
at December 31, 2006	55,000	$ (83)	$(4,733)	$(4,816)

Net income for the six months
ended June 30, 2007	--	83	9,962	10,045

Partners' capital at June 30, 2007	55,000	$ --	$ 5,229	5,229

Adjustment to liquidation basis
(Note B)				(105)

Net assets in liquidation at
June 30, 2007				$ 5,124

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended	Nine Months Ended
	June 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income (loss)	$ 10,045	$ (302)
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
Depreciation	327	461
Amortization of loan costs	6	10
Bad debt expense	40	49
Loss on extinguishment of debt	1,366	--
Gain on sale of discontinued operations	(11,858)	--
Casualty gain	--	(10)
Change in accounts:
Receivables and deposits	(138)	(48)
Other assets	78	(22)
Accounts payable	286	(26)
Tenant security deposit liabilities	(81)	3
Accrued property taxes	--	154
Other liabilities	(132)	33
Due to affiliates	(9)	112
Net cash (used in) provided by operating
activities	(70)	414

Cash flows from investing activities:
Property improvements and replacements	(780)	(473)
Net deposits to restricted escrows	(1)	(1)
Net proceeds from sale of discontinued operations	17,237	--
Insurance proceeds received	--	14
Net cash provided by (used in) investing
activities	16,456	(460)

Cash flows from financing activities:
Payments on mortgage notes payable	(176)	(249)
Repayment of mortgage note payable	(8,287)	--
Prepayment penalty paid	(1,192)	--
Advances from affiliates	564	239
Payments on advances from affiliate	(1,593)	--
Net cash used in financing activities	(10,684)	(10)

Net increase (decrease) in cash and cash equivalents	5,702	(56)
Cash and cash equivalents at beginning of period	43	138

Cash and cash equivalents at end of period	$ 5,745	$ 82

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 491	$ 470

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 200	$ 33

Included in property improvements and replacements for the six months ended June 30, 2007 and nine months ended September 30, 2006 are approximately $137,000 and $38,000 of property improvements and replacements which were included in accounts payable at December 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

SHELTER PROPERTIES III

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As of June 30, 2007, Shelter Properties III (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment properties (as discussed in “Note C – Disposition of Investment Properties”). The general partner responsible for management of the Partnership’s business is Shelter Realty III Corporation, a South Carolina corporation (“the Corporate General Partner”) a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the accompanying consolidated statements of discontinued operations for the six months ended June 30, 2007 and the three and nine months ended September 30, 2006 are presented to reflect the operations of both of the Partnership’s investment properties as discontinued operations as a result of the sale of both of the investment properties on June 29, 2007.

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

Note C – Disposition of Investment Properties

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

The net proceeds realized by the Partnership for Essex Park Apartments was approximately $10,771,000 after payment of closing costs.  The Partnership used approximately $5,744,000 to repay the mortgage encumbering the property and approximately $826,000 for a prepayment penalty.  The Partnership realized a gain of approximately $6,604,000 as a result of the sale.  The property’s operations of approximately $235,000 and $84,000 are included as loss from discontinued operations and include revenues of approximately $1,062,000 and $1,587,000 for the six months ended June 30, 2007 and the nine months ended September 30, 2006, respectively.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $941,000 as a result of the write-off of unamortized loan costs of approximately $115,000 and a prepayment penalty of approximately $826,000 during the six months ended June 30, 2007.  This amount is included in loss from discontinued operations.

The net proceeds realized by the Partnership for Willowick Apartments was approximately $6,466,000 after payment of closing costs.  The Partnership used approximately $2,543,000 to repay the mortgage encumbering the property and approximately $366,000 for a prepayment penalty. The Partnership realized a gain of approximately $4,940,000 as a result of the sale.  The property’s operations of approximately $40,000 and $59,000 are included as loss from discontinued operations and include revenues of approximately $550,000 and $774,000 for the six months ended June 30, 2007 and the nine months ended September 30, 2006, respectively.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $425,000 as a result of the write-off of unamortized loan costs of approximately $59,000 and a prepayment penalty of approximately $366,000 during the six months ended June 30, 2007.  This amount is included in loss from discontinued operations.

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Corporate General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Corporate General Partner received 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $81,000 and $117,000 during the six months ended June 30, 2007 and the nine months ended September 30, 2006 respectively, which is included in operating expenses.

An affiliate of the Corporate General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $154,000 and $110,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in estimated costs to liquidate, general and administrative expenses and gain on sale of discontinued operations.  The portion of these reimbursements included in gain on sale of discontinued operations for the six months ended June 30, 2007 and the nine months ended September 30, 2006 are construction management services provided by an affiliate of the Corporate General Partner of approximately $62,000 and $37,000, respectively.

During 1986, a liability of approximately $185,000 was incurred to the general partners for sales commissions earned.  In connection with the sale of North River Village Apartments in 2002, the Corporate General Partner earned a commission of approximately $68,000 for its assistance in the sale.  In connection with the sale of Colony House Apartments in 2004, the Corporate General Partner earned a commission of approximately $61,000.  Payment of such commissions is subordinate to the limited partners receiving a cumulative 7% return on their investment. During the six months ended June 30, 2007, the Corporate General Partner determined that the limited partners would not receive both their adjusted capital investment and applicable return from the sale of the Partnership’s remaining investment properties. Therefore, the Corporate General Partner reversed the sales commissions previously accrued and mentioned above. This amount of approximately $314,000 is included in gain on sale of discontinued operations for the six months ended June 30, 2007.

Pursuant to the Partnership Agreement, an affiliate of the Corporate General Partner advanced the Partnership approximately $564,000 and $239,000 during the six months ended June 30, 2007 and the nine months ended September 30, 2006 for operating expenses at both Essex Park and Willowick Apartments and for property taxes at Essex Park Apartments. Interest on advances was charged at the prime rate plus 2% and amounted to approximately $70,000 and $40,000 for the six months ended June 30, 2007 and the nine months ended September 30, 2006, respectively. During the six months ended June 30, 2007, the Partnership repaid advances and accrued interest of approximately $1,733,000. There were no such repayments during the nine months ended September 30, 2006.

The Partnership insured its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability, and vehicle liability.  The Partnership insured its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Corporate General Partner.  During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $100,000 and $76,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

The Partnership is unaware of any other pending or outstanding litigation matters that are not of a routine nature arising in the ordinary course of business.

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

As of June 30, 2007, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment properties, Essex Park Apartments and Willowick Apartments, on June 29, 2007.

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

The net proceeds realized by the Partnership for Essex Park Apartments was approximately $10,771,000 after payment of closing costs.  The Partnership used approximately $5,744,000 to repay the mortgage encumbering the property and approximately $826,000 for a prepayment penalty.  The Partnership realized a gain of approximately $6,604,000 as a result of the sale.  The property’s operations of approximately $235,000 and $84,000 are included as loss from discontinued operations and include revenues of approximately $1,062,000 and $1,587,000 for the six months ended June 30, 2007 and the nine months ended September 30, 2006, respectively.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $941,000 as a result of the write-off of unamortized loan costs of approximately $115,000 and a prepayment penalty of approximately $826,000 during the six months ended June 30, 2007.  This amount is included in loss from discontinued operations.

The net proceeds realized by the Partnership for Willowick Apartments was approximately $6,466,000 after payment of closing costs.  The Partnership used approximately $2,543,000 to repay the mortgage encumbering the property and approximately $366,000 for a prepayment penalty. The Partnership realized a gain of approximately $4,940,000 as a result of the sale. The property’s operations of approximately $40,000 and $59,000 are included as loss from discontinued operations and include revenues of approximately $550,000 and $774,000 for the six months ended June 30, 2007 and the nine months ended September 30, 2006, respectively.  In addition, the Partnership recorded a loss on extinguishment of debt of approximately $425,000 as a result of the write-off of unamortized loan costs of approximately $59,000 and a prepayment penalty of approximately $366,000 during the six months ended June 30, 2007.  This amount is included in loss from discontinued operations.

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

During the three months ended September 30, 2007, net assets in liquidation decreased by approximately $4,266,000. The decrease in net assets in liquidation is primarily due to a distribution to partners, and to a lesser extent, costs incurred during the liquidation period partially offset by the receipt of interest income for the period and an increase in the estimated costs to be incurred during the liquidation period.

The consolidated statement of net assets in liquidation as of September 30, 2007 includes approximately $71,000 of costs that the Corporate General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by June 30, 2008. Because the success in realization of assets and the settlement of liabilities is based on the Corporate General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond June 30, 2008 the projected date of liquidation.

The Partnership distributed the following amounts during the nine months ended September 30, 2007 and 2006 (in thousands, except per unit data):

	Nine months ended	Per Limited	Nine months ended	Per Limited
	September 30,	Partnership	September 30,	Partnership
	2007	Unit	2006	Unit

Sale (1)	$4,279	$77.80	$ --	$ --

(1)

From the sale proceeds of Essex Park and Willowick Apartments in June 2007.

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

	For the Six	For the Nine
	Months Ended	Months Ended
	June 30,	September 30,
	2007	2006
	(in thousands)
Net cash (used in) provided by operating activities	$ (70)	$ 414
Payments on mortgage notes payable	(176)	(249)
Property improvements and replacements	(780)	(473)
Net increase in restricted escrow	(1)	(1)
Changes in reserves for net operating
assets/liabilities	(44)	(255)
Net cash used in operations	$(1,071)	$ (564)

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 36,382 limited partnership units (the "Units") in the Partnership representing 66.15% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. As a result of its ownership of 66.15% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

SHELTER PROPERTIES III

By: Shelter Realty III Corporation
Corporate General Partner

Date: November 19, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 19, 2007	By: /s/Stephen B. Waters
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